Form 10QSB
period 1996-09-30
HARVARD SCIENTIFIC CORP
filed 1996-11-12
CIK 1006598

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

[ ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to _____

         Commission File Number 0-28392
                                 HARVARD SCIENTIFIC CORP.
(Exact Name of Small Business Issuer as specified in its Charter)

            Nevada                                   88-0226455
State or other Jurisdiction of                I.R.S. Employer
Incorporation or Organization                Identification No.)

           1601 E. Flamingo Road, Suite 18, Las Vegas, Nevada 89119 (Address of principal executive offices) (Zip Code)

                                          (702) 796-1173
                                    (Issuer's telephone number)

           Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes   X           No

           Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                     9,289,379
----------------------------------           ----------------
Title of Class                                Number of Shares
                                             outstanding at
                                             November 1, 1996


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                                             September 30,           December 31,
                                                                                 1996                    1995
Current Assets:
    Cash (Note 2)                                                               $     96,231         $    799,466
    Accounts Receivable                                                               56,647
    Prepaid expense (Note 7)                                                         138,232              425,094
                                                                                     -------              -------
               Total Current Assets                                                  291,110            1,224,560
                                                                                 -----------         ------------

Equipment and Leasehold Improvements,
    at cost, less accumulated depreciation of
    $9,789  in 1996 and $6,637 in 1995 (Note 3)                                       15,107               10,861
                                                                                   ---------            ---------

Intangible Assets:
    Intellectual property, net of accumulated amortization
        of $3,323 in 1996 and $1,771 in 1995 (Notes 4 and 7)                           7,012                8,563
    Organizational cost, net of  accumulated amortization
        of  $97,009 in 1996 and $70,754 in 1995 (Note 7)                              78,541              104,796
                                                                                   ---------              -------
                                                                                      85,553              113,359
Other Assets:
    Deposits     300                                                                     300
            --------                                                                   -----

                                                                                   $ 392,070          $ 1,349,080
                                                                                   =========          ===========

                     The accompanying notes are an integral part of these financial statements



                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             September 30,           December 31,
                                                                                   1996                  1995

Current Liabilities:
    Accounts payable                                                             $    33,457           $   105,791
    Accrued expenses (Notes 5 and 10)                                                 59,950                84,380
    Due to related parties (Note 7)                                                  170,308               406,881
    Note payable to related parties (Note 6)                                          37,275                67,675
    Notes payable (Note 13)                                                          250,000                -
                                                                                     ------------------------
        Total Current Liabilities                                                    550,990               664,727
                                                                                 -----------          ------------

Contingencies (Note 10)                                                                -                     -

Stockholders' Equity:
    Common stock, $.001 par value, 100,000,000 shares authorized;  9,289,379 and
        8,749,125  shares  issued and  outstanding  at  September  30,  1996 and
        December 31, 1995,
        respectively (Note 12)                                                         9 289                 8 749
    Additional paid-in capital                                                     2 416 905             1 902 445
    Deficit accumulated during the development stage                              (2 585 114)  (1 226 841)
                                                                                  -----------------------
               Total Stockholders' Equity                                          (158 920)               684 353
                                                                               -------------         -------------

               Total Liabilities and Stockholders' Equity                        $   392 070            $1 349 080
                                                                                 ===========            ==========



                     The accompanying notes are an integral part of these financial statements



                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                   For the Period
                                                                                                       1/13/87
                                                                                                     (Inception)
                                        For the Quarter                 For the Nine Months            through
                                      Ended September 30,               Ended September 30,         September 30,
                                    1996              1995             1996            1995              1996
                                    ----              ----             ----            ----              ----

Net Sales                       $      100,000    $         --     $     181,000   $          --    $     187,387
Cost of Sales                           77,244              --           216,870              --          221,557
    Gross Profit                        22,756              --          (35,870)              --         (34,170)
Operating Expenses:
    General and administrative
      expenses                         602,262         160,088         1,214,176         304,741        2,010,775
    Research and development
      (Notes 7 and 9)                   25,078              --            66,947              --          386,278
    Depreciation and
      amortization (Note 7)             10,462           9,836            30,959          29,509          110,118

    Total Operating Expenses           637,802         169,924         1,312,082         334,250        2,507,171

    Loss from Operations             (615,046)       (169,924)       (1,347,952)       (334,250)      (2,541,341)

Other Income (Expense):
    Interest Income                         --              --                --              --              397
    Interest Expense                     6,019           1,245            10,321           3,696         (19,668)
    Loss on disposition of
      marketable securities                 --              --                --              --         (24,500)
                                         6,019           1,245            10,321           3,696         (43,771)

Net Loss                        $    (621,065)    $  (171,169)     $ (1,358,273)   $   (337,946)    $ (2,585,112)

Loss per Common Share           $       (0.07)    $     (0.09)     $      (0.15)   $      (0.18)    $      (1.60)

Weighted Average Shares
    Outstanding                      9,133,398       1,868,431         8,941,735       1,860,830        1,614,560


                  The accompanying notes are an integral part of these financial statements



                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                            January 13,
                                                                                            1987
                                                                                            (Inception) to
                                                                  Nine Months               September 30,
                                                                 Ended September 30,              1996
                                                                1996                1995
Cash Flows from Operating Activities:
    Cash received from customers                            $  131,000               $           $  131,000
    Cash paid to suppliers and employees                    (1,294,825)              (29,214)    (1,617,058)
    Cash paid for interest                                      (1,612)                  -           (1,612)
                                                             ---------                 ------    -----------

        Net Cash Used in Operating
         Activities                                         (1,165,437)              (29,214)    (1,487,670)
                                                            -----------              --------    -----------

Cash Flows from Investing Activities:
    Purchase of equipment                                       (7,398)                    -        (24,896)
    Capitalized organization costs                                   -                     -       (150,924)
    Purchase of marketable securities                            -                      -           (24,500)
                                                             ---------              --------        --------
        Net Cash Used in Investing
         Activities                                             (7,398)                 -          (200,320)
                                                             ---------              --------       ---------

Cash Flows from Financing Activities:
    Proceeds from issuance of capital stock,
      net of offering costs                                    250,000                  -         1,496,946
    Proceeds from debt                                         250,000                31,719        317,675
    Principal payments on debt                                 (30,400)                 -           (30,400)
                                                              --------              --------     ----------
        Net Cash Provided by Financing
         Activities                                            469,600                31,719      1,784,221
                                                              --------              --------     ----------

Net Increase (Decrease) in Cash                               (703,235)                2,505         96,231

Cash, at beginning of period                                   799,466                   724          -
                                                              --------              --------     ------

Cash, at end of period                                       $  96,231              $  3,229      $  96,231
                                                             =========              ========      =========


                     The accompanying notes are an integral part of these financial statements



                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                     January 13,
                                                                                                      1987
                                                                                                   (Inception) to
                                                                     Nine Months                     September 30,
                                                                 Ended Sepember 30,                   1996
                                                             1996                 1995
                                                       ----------------    -----------

Reconciliation of Net Loss to Net Cash
      Used in Operating Activities:

Net Loss                                                  $ (1,358,273)          $ (337,946)           $(2,585,114)
                                                          ------------           ----------            -----------

Adjustments to Reconcile Net Loss to
  Net Cash Provided by (Used in)
  Operating Activities:
    Loss on disposition of marketable
    securities                                                     -                     -                  24,500
    Depreciation and amortization                               30,959                20 509               110,121
    Issuance of stock for director's fees
     and services                                              265,000                71,975               894,288
    (Increase) decrease in assets:
      Prepaid expenses                                         286,859                 4,000             (138,232)
      Accounts Receivable                                     (56,647)                                    (56,647)
      Deposits                                                    -                        -                 (300)
    Increase (decrease) in liabilities:
      Accounts payable                                        (72,331)                23,175                33,457
      Accrued expenses                                        (24,430)                 1,999                59,950
      Due to related parties                                 (236,574)               178,074               170,307
                                                             --------             ----------           -----------
               Total Adjustments                             (192,836)               308,732             1,097,444
                                                            ---------            -----------         -------------

Net Cash Used in Operating Activities                   $  (1,165,437)           $  (29,214)          $(1,487,670)
                                                        =============            ==========           ===========


                     The accompanying notes are an integral part of these financial statements


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                    January 13,
                                                                                                      1987
                                                                       Nine Months                 (Inception) to
                                                             Ended September 30,                      September 30,
                                                           1996                   1995                  1996


Supplemental Schedule of Non-Cash
    Investing and Financing Activities:
    Issuance of stock for director's
      services, salaries, consultants and
      rent                                                  $   285 000           $ 71 975             $  1,099,433
    Issuance of stock for intellectual
      properties                                                    -                 -                      10,335
    Issuance of stock for organization
      costs                                                         -                    -                   24,625
                                                      -----------------    -----------------         --------------

               Total                                          $ 285,000       $     71,975           $    1,134,393
                                                              =========       ==============         ==============






                     The accompanying notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - The Company and Significant Accounting Policies

         The Company

         Harvard Scientific Corp. (the Company), is a majority owned subsidiary of Bio-sphere Technology, Inc. (the Parent). The Company was incorporated in Nevada on January 13, 1987, under the name of Witch Doctors Bones, Inc. On June 17, 1988, the name of the Company was changed to Carey Ward, Inc., pursuant to an Amendment to the Articles of Incorporation. On October 6, 1993, pursuant to an Agreement and Plan of Reorganization and an Agreement of Merger, Grant City Corporation, a Nevada corporation, was merged into the Company and the name was changed to Grant City Corporation. In January, 1994, pursuant to an Articles of Amendment, the name of the Company was changed to The Male Edge, Inc. In May, 1994, the name was changed to Harvard Scientific Corp.

         The Company's primary business operations consist of the research and development, registration, commercialization, marketing and distribution of products relating to Prostaglandin E-1 (PGE-1) in Liposomes, utilized in the treatment of male erectile dysfunction. The Company has reached the development stage in which preliminary data is available, indicating the possible benefits of such a therapy. PGE-1 in Liposomes is considered a drug and therefore approval is required from the Food and Drug Administration.

         The Company shares resources with the Parent and costs are allocated between the Companies based on a pre-determined percentage. Certain members of the Parent's management and directors serve the Company in various roles.

         The Company has 100,000,000 shares of common stock authorized with 9,289,379 and 8,749,125 shares of common stock issued as of September 30, 1996 and December 31, 1995, respectively.

         Among the outstanding common stock of the Company are 50,000 units issued and outstanding. Each unit consists of one common share, four Class A warrants and four Class B warrants. Each Class A and Class B warrant was exercisable for one year commencing on the effective date of registration with the Securities and Exchange Commission at an exercise price of $8.00 and $10.00 per common share, respectively. The Company has not registered these warrants to date. The Company determined that it has no intention, nor is required to register these warrants. The Company, therefore exercised its rights under the warrant agreement to effectively cancel the warrants.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 1 - The Company and Significant Accounting Policies (Continued)

         Equipment and Leasehold Improvements

         Equipment and leasehold improvements are stated at cost. Expenditures for additions, renewals and betterments are capitalized, expenditures for maintenance and repairs are charged to expenses as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any resulting gain or loss is included in expense.

         Equipment  and  leasehold   improvements  are  depreciated   using  the
straight-line method over their estimated useful lives of five years.

         Intellectual Properties

         Intellectual properties costs are amortized using the straight-line method over their estimated useful lives of five years.

         Organizational Costs

         Organizational costs are amortized using the straight-line method over their estimated useful lives of five years.

         Loss Per Share

         Net loss per common share is based on weighted average number of shares of common stock outstanding in each period.

         Income Tax Status

         Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 allows deferred income taxes to be recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Note 2 - Concentration of Credit Risk

         The Company currently maintains cash balances at one financial institution. Cash accounts at financial institutions are federally insured for up to $100,000. However, cash balances at various times have exceeded this amount. Management has determined the amount of risk is minimal, based on the financial strength of the institution.


Note 3 - Equipment and Leasehold Improvements

         Equipment and building improvements at September 30, 1996 and December 31, 1995, consist of the following:

                                              September 30,         December 31,
                                                   1996               1995

         Equipment                         $       19,080      $       11,682
         Leasehold improvements                     5,816               5,816
                                                   24,896              17,498
         Less accumulated depreciation             (9,789)             (6,637)
                                           $       15,107      $       10,861


Note 4 - Intellectual Properties

         On January 7, 1994, the Company exchanged 2,856,000 shares (714,000 after considering the effect of the four-for-one reverse split) of common stock with the Parent for the intellectual rights to patent, develop, manufacture and market the Parent's PGE-1 product for the treatment of male sexual dysfunction. The Company has recorded the transfer of intellectual properties at the par value of stock transferred to the Parent which amounted to $2,856.

         On July 6, 1994, the Company exchanged 1,340,000 shares (335,000 after considering the effect of the four-for-one reverse split) of common stock with an affiliated group, which included the President and a family member of the President, that maintained property rights for technology related to the development of a home HIV test kit. The Company has recorded the transfer of technology at the par value of stock transferred to the individuals which amounted to $1,340.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 4 - Intellectual Properties (Continued)

         On November 16, 1995, The Company exchanged 6,138,500 shares of common stock with the Parent for assistance in raising working capital, patent application, management assistance and distribution agreements associated with the PGE-1 product. The Company has recorded the transfer from the Parent at the par value of stock transferred which amounted to $6,139.


Note 5 - Accrued Expenses

         Accrued expenses at September 30, 1996 and December 31, 1995, consist of the following:

                                          September 30,             December 31,
                                             1996                      1995

Settlement costs (Note 10)             $            -             $      50,000
Payroll                                        54,000                    32,000
Payroll taxes                                     676                     1,680
Interest                                        5,274                         -
Transfer fees                                       -                       700

                                       $       59,950             $      84,380


Note 6 - Notes Payable to Related Party

The Company had the following notes payable at September 30, 1996, and December 31, 1995:
                                                September 30,      December 31,
                                                        1996               1995
8% note, payable to former director, due on demand,
   unsecured (Note 7)                          $      37,275      $      62,675

8% note, payable to a related party, due on
   demand, unsecured (Note 7)                              -              5,000
                                               $      37,275      $      67,675

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 7 - Related Party Transactions

         The Company entered into three significant transactions with the Parent and an affiliated group for the acquisition of intellectual rights, technology and distribution agreements (Note 4).

         The Company has a payable to the Parent of $167,450 and $270,592 as of September 30, 1996 and December 31, 1995. The payable is related to costs incurred by the Parent on the Company's behalf for research and development of the PGE-1 product.

        The Company has notes payable to related parties as of September 30, 1996 and December 31, 1995 (Note 6). The amount of accrued interest associated with the notes payable at September 30, 1996 and December 31, 1995 was $5,674 and $8,097, respectively.

        On March 1, 1994 , the Company entered into an agreement with an individual (Landlord) to rent office space located in Las Vegas, Nevada. The agreement was for a two-year period ending February 29, 1996. In exchange for the right to occupy the space, the Company issued 12,000 shares of common stock (3,000 after considering the effect of the four-for-one reverse split) for the first year of the lease. The Company recorded the transaction at $24,000 or $2 per share, which represents the fair value of the rent received. On December 29, 1995, the Company paid the Landlord $24,000 cash for rent for the second year. Included in prepaid expenses is $4,000 as of December 31, 1995.

        During November 1995, the Company entered into a two-year agreement with a consultant to provide an array of business services to enhance the Company's asset base and further the development of the Company's business plan. The contracted services include public/investor relations, marketing and sales plans, identifying strategic partnership arrangements, and other opportunities that would enhance the market value and viability of the Company. In December 1995, the Company issued the consultant 350,000 shares of its common stock in consideration of the services to be provided for the two year duration. The Company has valued the transaction at $1.3125 per share, which represents fifty percent of the market value at the date the agreement was entered into. The amount has been capitalized and is included as a prepaid as of December 31, 1995.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 7 - Related Party Transactions (Continued)

         In July, 1996, the Company entered suit in Nevada and Florida seeking to void the agreement for non-performance, and a return of the shares issued thereunder. The suit is currently pending in both jurisdictions.

         While the Company believes its position will eventually be upheld, it has written off the remaining amount of $421,094, reflected a prepaid expense, for the consultant future services.


         The Company compensated a member of the Company's scientific advisory board with 10,000 shares of stock in exchange for research and development conducted by the individual. The Company placed a two-year selling restriction on the stock given to the individual. At the conclusion of the two-year period, the restriction may be lifted and the individual may sell the stock.

Note 8 - Income Taxes

         The Company has federal net operating loss carryforwards for financial statement purposes of approximately $1,600,000 at December 31, 1995, which will be used to offset future earnings of the Company. The loss carryforwards expire from 2002 to 2011 if not used. The Company has not recorded any tax benefit related to the net operating loss carryforwards, as the ultimate use of the carryforwards is uncertain as of September 30, 1996.


Note 9 - Agreements

         In conjunction with the agreements entered into by the Parent and the Company on November 16, 1995, (Note 4), the Parent transferred all distribution agreements to the Company related to the PGE-1 product. Below is a summary of the agreements.

         The Parent and Aerobic Life Industries (Aerobic) entered into an agreement on December 16, 1994, whereas the Parent granted Aerobic the sole and exclusive right to market, distribute and sell the PGE-1 product within the Country of Mexico. The term of the agreement is for a initial five year period and automatically renews at the expiration of the initial term. The minimum monthly quota for the term of the agreement is 25,000 units. As of September 30, 1996, Aerobic has not purchased any units of the product.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 9 - Agreements (Continued)

         The Parent and Sae Han Pharmaceutical Company, Ltd., (Sae Han) entered into an agreement on January 9, 1995, whereas the Parent granted Sae Han the exclusive right to market, distribute and sell the PGE-1 product within the territory of North and South Korea. The term of the agreement shall remain in effect for a period of five years. The minimum monthly quota for the term of the agreement is 15,000 units. During the nine months ended September 30, 1996, Sae Han accepted delivery of the product to perform clinical trials to obtain marketing authority.

         The Parent and Pharma Maehle (Pharma) entered into an agreement on November 3, 1995, whereas the Parent granted Pharma the right to manufacture the PGE-1 product within the territory of Western and Eastern Europe. The term of the agreement shall remain in effect for the life of the patent, which is twenty years.

         The Parent and Commercial Science, Inc. (CSI), entered into a sale and distribution agreement, which was subsequently amended to an agreement between the Company and CSI effective November 30, 1995, whereby the Company grants CSI the authority to identify and qualify prospective distributors and manufacturers on a world-wide basis to market the Company's PGE-1 product on a non-exclusive basis. Should the Company accept a distribution and/or manufacturing agreement through the efforts of CSI, the Company shall pay CSI a royalty based upon sales. The term of this agreement shall remain in effect for the entire twenty year life of the patent.

         The above agreements require the distributor, at their cost, to obtain marketing authority for their respective territories. Marketing authority may require regulatory approval from the governmental agency that monitors pharmaceutical distribution. To date, only Sae Han has purchased the product for clinical trials. The Company has no indication from the other contracts when, if ever, they will be ordering the product. The Company may choose to terminate the inactive contracts if the distributor cannot demonstrate progress in obtaining marketing authority within their territory. All the assignments of the above agreements were agreed to bi-laterally to transfer from the Parent to the Company.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 10 - Contingencies

         The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. No accrual, except as discussed below, for potential contingent liabilities is reflected in the accompanying financial statements.

         The Company reached a mutual release and agreement with another party for which the Company was named as a defendant. The dispute was related to the Distribution Agreement entered into by the Company to manufacture, market and distribute HIV test kits. The settlement agreement calls for a $50,000 payment. The $50,000 payment has been expensed and is included in accrued expenses as of December 31, 1995. The $50,000 payment was made in full by the Company during the nine months ended September 30, 1996.




Note 11 - Uncertainty - Going Concern

         The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional equity capital and through the sale of the PGE-1 product, while pursuing regulatory approval for the sale of the product. The Company must continue to operate on limited cash flows. The Company has experienced a net loss for the nine months ended September 30, 1996 of $1,358,273.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note  12 - Issuance of Common Stock

         During 1995, the Company completed the sale of 200,000 shares of common stock at $5.00 per share. The net proceeds of the sale, after deducting applicable issuance costs and expenses, was $831,300. The proceeds were used to fund existing operations of the Company.

         During the nine months ended September 30, 1996, the Company entered into to three one-year agreements for legal services to the Company. The Company issued 220,000 shares of its restricted common stock earned in equal monthly installments over the 12 month period ending between March and May, 1997. The Company valued the services at $21,666 per month and the recipiants accepted their shares as compensation. The unamortized balance as of September 30, 1996 is $138,232 and is reflected as a prepaid.

Note 13 - Notes Payable - Convertible to Stock

         On June 9, 1996, the Company issued $500,000 of 7% convertible notes due on December 7, 1996. The notes are convertible into shares of the Company's common stock at a conversion price of 50% of the market price pursuant to registration under a non-United States resident subscription agreement through Regulation S promulgated under the Securities Act of 1933, as amended. The notes are redeemable at the holder's option 41 days after the closing date until maturity. The Company has the right to force the redemption of the notes 60 days from the closing date. The proceeds were used to fund existing operations of the Company.

         As of September 30, 1996, notes totalling $250,000 had been converted into 310,254 shares of common stock of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations.
         The Company's activities for the nine months ended September 30, 1996 consisted primarily of raising working capital, solidifying organizational personnel, furthering the commercialization of its product and pursuing territorial corporate alliances to assist in the regulatory process and distribute our product through established distribution channels. Revenues are derived solely from the sales of its erectile disfunction product to a licensee for use in clinical trials to obtain marketing approval in their territory.

         For the three month period ended Sept. 30, 1996 compared to the three month period ended Sept. 30, 1995:
         Gross Revenues from the erectile dysfunction treatment were $ 100,000 for the three month period ended Sept. 30, 1996, compared with $ 0 revenues for the three months ended September 30, 1995. Revenues were derived solely from sales of clinical trial samples of our product.


         Little can be ascertained from comparison of operations between these three month periods. Third quarter operations in 1995 were limited to adminstrative activities, with expenditures totaling $ 171,169 during this quarter. But the Company pushed on with little cash, and research and development activities continued with suppliers performing with the knowledge that payment for services would be deferred.

         Gross Profits (Losses) are comprised of Net Sales less Direct Costs of products, packaging, and services. The Cost of Sales of the erectile dysfunction product for the three month period ended Sept. 30, 1996 was $ 77,244 which provided a gross profit of $ 22,756.
 The Cost of Sales was high due to the relatively small amount of the product produced. No long term inference should be drawn between the relationship of sales and the cost of sales.

         The General and Administrative expenses at the Company headquarters include the salaries of corporate officers and office staff; accounting, legal and other professional expenses; and rent and occupancy costs. Research and Development expenses consist primarily of clinical testing costs and include expenses associated with the production of clinical materials and clinical investigators. General and Administrative expenses were $ 602,262 for the three month period ended Sept. 30, 1996, an increase of $ 431,093 over the three month period ended Sept., 1995. These costs increased substantially due to personnel expansion, operational and administrative activities and the decision to expense the costs of consultant services contracted for in the amount of $ 306,250.


                  For the nine month period ended Sept. 30, 1996 compared to the nine month period ended Sept. 30, 1995:
         Gross revenues were $ 181,000 for the nine month period ended Sept. 30, 1996 compared to $ 0 in 1995. Revenues were derived solely from the sales of clinical trial samples of our product. Cost of sales during the nine months ended Sept. 30, 1996 were $ 216,870. Cost of sales was unusually high due to problems incurred in first time production runs and those associated with producing relatively small amounts of the product. The Company believes that it has resolved its start-up problems, but the higher cost of small production runs may continue in the future. No long term inference should be drawn about the relationship of sales and cost of sales as presented.

         General and Administrative expenses for the nine months ended Sept. 30, 1996 were
  $ 1,214,176 compared to $ 308,437 during the prior year. This increase is due primarily to personnel expansion, operational and administrative activities, and the decision to expense the costs of consultant services contracted for in the amount of $ 421,094.

         Net loss for the nine month period ended Sept. 30, 1996 was ($1,358,273), principally as a result of normal general and administrative expenses. The net loss for the nine month period ended Sept. 30, 1995 was ($337,946). During this period, the Company had limited operations and its primary objective was to raise capital and, therefore, the periods are not readily comparable.

         Net loss per common share was ($ 0.15) for the nine month period ended Sept. 30, 1996 and ($0.18) for the nine month period of the prior year. The weighted average shares of Common Stock outstanding and net income per common share have been adjusted to reflect the issuance of Common Stock of the Company, to date.

         Income taxes for Federal purposes were not recorded due to the net operating loss in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The statement requires the use of an asset and liability approach for financial reporting for income taxes. Income taxes are recognized when their realization is assured. Accordingly, future income tax benefits resulting from Net Operating Losses incurred to date are recognized as taxable income becomes available to absorb them.

         For the fiscal year ended December 31, 1995, the Company incurred losses of aproximately $ 1,200,000 for both financial statement and tax purposes. For the nine month period ended Sept. 30, 1996 the Company has a net operating loss for tax purposes of approximately $1,350,000. The net operating loss carryforward may be used to reduce Federal income through the year 2010. The carryforward amounts may be subject to audit and adjustment.

         The company believes that its Net Loss for the nine month period ended Sept. 30, 1996, is consistent with the initial development of the Company and it's activities to further the commercialization of the male erectile dysfunction product.

         The Company does not believe that there are indications that inflation would have a material effect on operations.

Liquidity and Capital Resources.

         At Sept. 30, 1996, the Company had cash and short term investments on hand of
     $ 96,231, down substantially from $ 799,466 at December 31, 1995. The decrease is due primarily to the cash used in operating activities of the Company.

         Accounts receivable increased to $ 56,647 at Sept 30, 1996. This increase was due primarily to increased sales of samples to be used in clinical trials.

         Expenditures were significant and primarily as a result of making payments ($ 72,331) on accounts payable and expanding the product development and administrative personnel and activities during the period. Cash flow is anticipated to increase as a result of expanding the product development and administrative personnel and activities in the coming periods.

         The Company received $500,000 debt proceeds in June, 1996. The debt carries a 7% interest rate and conversion rights to common stock at noteholders' option. To date, $ 250,000 has been converted into 310,256 shares of common stock.

         During the current nine month period ended Sept. 30, 1996, the Company paid back $ 30,400 of the loans payable to certain shareholders and, no additional debt was incurred to the stockholders in this period. The remaining balance is expected to be paid during the next twelve months.

         Since its inception, the Company has primarily financed its operations through the sale of common stock. The Company expects to incur substantial costs in the future to continue the development and commercialization of its treatment for male erectile dysfunction. The Company, currently, does not have sufficient cash on hand to meet anticipated future expenditures before revenues are sufficient to maintain operations. The Company expects to issue additional equity or debt securities in the future, as well as pursue other capital funding sources generated through a collaborative partnership within the pharmaceutical industry. At this time, there can be no assurance that any capital will be available through equity, debt, or corporate alliance arrangements that is either sufficient or under terms acceptable to the Company.


PART II - OTHER INFORMATION


Item 1. Legal Proceedings

                  NONE.




Item 2. Changes in Securities

                  NONE.

Item 3. Defaults Upon Senior Securities

                  NONE.




Item 4. Submission of Matters to a Vote of Security Holders

                  NONE.



Item 5. Other Information.

                  NONE.



Item 6. Exhibits and Reports on Form 8-K

                  Not Applicable.

                                                        SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:      November 11, 1996
                                     By:/s/ Neal Armstrong
                      President and Chief Financial Officer



                                     By:/s/ Jackie R. See
                      Chairman and duly authorized officer