Form 10KSB
period 1996-12-31
HARVARD SCIENTIFIC CORP
filed 1997-04-14
CIK 1006598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission File Number
    December 31, 1996                                            0-28392


                            HARVARD SCIENTIFIC CORP.
             (Exact name of registrant as specified in its charter)

        Nevada                                                 88-0226455
(State or other jurisdiction                                (I.R.S. Employer
of incorporation)                                         Identification Number)


 100 N. Arlington Ave., Suite 23P, Reno, Nevada                  89501
(Address of principal executive offices)                       (Zip Code)

Registrant's Telephone number, including area code:  (702) 796 1173
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                    Common Stock, Par Value $0.001 Per Share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes X No  (2) Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X

State Registrant's revenues for its most recent fiscal year.
$181,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: Given the closing price for the Registrant's shares of $4.875 on April 9, 1997, such market value equals approximately $17,074,098.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

As  of  December  31,  1996,   there  were  9,888,629  shares  of  common  stock
outstanding.

Documents incorporated by reference: No annual report to security holders, proxy or information statement or prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 are incorporated by reference herein.

PART I

--------------------------------------------------------------------------------
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

(a)      Business Development

         Harvard Scientific Corp., (the "Registrant") was incorporated under the laws of the State of Nevada on January 13, 1987 with the name of Witch Doctor Bones, Inc. On August 12, 1987, the Registrant qualified a public offering under Rule 504 of Regulation D of the Securities Act of 1933, as amended, with the Secretary of State of Nevada. On June 17, 1988, the Registrant changed its name to Careyward, Inc. and authorized a forward split of ten (10) for one (1).

         On October 18, 1993, the Registrant acquired Grant City Corporation by a merger. As a result thereof, 50,000 shares were issued which carried two classes of warrants. Class A warrants entitled the holder to purchase stock at $8.00 per share and the Class B warrants entitled the holder to purchase stock for $10.00 per share. The warrants could only be exercised if a registration statement was in effect filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended. No such filing has been made by the Registrant. Both classes of warrants have been redeemed by the Registrant at $0.001 per warrant with twenty (20) days written notice. Thus, the warrants have been canceled.

         On January 18, 1994, the name of the Registrant was changed to The Male Edge, Inc. On May 10, 1994, the name of the Registrant was changed to Harvard Scientific Corp.

         There are outstanding 9,888,629 shares as of December 31, 1996.

         To management's knowledge, the Registrant has not been subject to bankruptcy, receivership or any similar proceedings.

(b)      Business of the Issuer

         The Registrant's operations consist of the research and development, registration, commercialization, marketing and distribution of products relating to prostaglandin E1 (PGE1) in liposomes, utilized in the treatment of male erectile dysfunction.

         The Registrant is in the development stage. During the last three years, its operations have consisted of the development, commercialization, marketing and distribution of product relating to prostaglandin/microsphere delivery and how it is applied in the treatment of male sexual dysfunction. The Registrant will continue its operations accordingly in order to bring its product to the marketplace.

         On February 13, 1996, the Registrant received an assignment of an application for a patent identified as Application Serial No. 08/573408, filed 12/15/95, for an invention PGE-1 Containing Lyophilized Liposomes For Use In The Treatment of Erectile Dysfunction. The assignment was made by the holder of the application, Bio-Sphere Technology, Inc. (BTI) BTI owns a majority of the Registrant's issued and outstanding stock. Dr. Jackie R. See, a director of the Registrant, is the principal shareholder of BTI.

         The business objective of the Registrant is to develop, test, register, market and distribute its products relating to prostaglandin/microsphere delivery and how it is applied to the treatment of male sexual dysfunction. Additionally, the Registrant may pursue the development, marketing and distribution of other potential products this microsphere delivery system technology may produce.

         The Registrant shall register, market and distribute PGE1 in liposomes (a process for which a patent has been filed) for the treatment of male erectile dysfunction--which can occur due to a number of conditions, including but not limited to, diabetes, psychogenic causes, hypertension, stress, or prostatectomy. The product has reached Phase I development in which preliminary efficacy data is available, indicating the possible benefits of such a therapy. Although this early data suggests product efficacy, there can be no guarantee that the product will reach the market successfully.

         Prostaglandin is already approved for the treatment of male erectile dysfunction in an injectable formulation by Pharmacia/Upjohn and an intra urethral insertion of a prostaglandin containing pellet by Vivus. A locally applied intra-meatal product could be advantageous to patient comfort when compared with an injectable product. PGE1 is a drug and will therefore require full registration with the Food and Drug Administration (FDA). An IND was submitted to the FDA in May 1996. A Phase I clinical trial was implemented and concluded. The manufacturing procedure is being scaled up, with assay verification and validation in progress. A New Drug Application will be filed with the FDA, assuming adequate data is generated upon conclusion of the clinical trial program. There can be no assurance that the FDA will approve the product for marketing. It is estimated that the costs of completing the above procedures will amount to between $10 to $12 million. The FDA review process could last as long as two (2) years and perhaps even further extended in the event the FDA requests additional data.

Competition:

         The Registrant is competing in the market for products designed for the treatment of male erectile dysfunction. Such products include, but may not be limited to, a needle injection process, insertion delivery systems, penile implants and vacuum constriction devices. It is known that other competitors are researching and developing products for the treatment of male erectile dysfunction. There is, therefore, no guarantee that once FDA approval is received, if ever, that the product marketed by the Registrant will be commercially successful.

         Also, certain competitors may have advantages over the Registrant in terms of FDA approval for marketing of their products. For example, management of the Registrant understands that a competitor which markets a direct needle injection process received FDA approval for its product in July of 1995. Vivus Inc., which markets an intra urethral prostaglandin - containing pellet delivered via their Muse device achieved FDA approval in December 1996.

         Despite the time-frames involved with FDA approval, management of the Registrant believes that its locally applied product will represent a highly desirable system for the treatment of male erectile dysfunction. That is, compared to the direct needle injection method and/or other insertion delivery systems, the Registrant's locally applied, intra-meatal product will be more desirable to patients. Accordingly, the Registrant is posturing itself in the marketplace to provide such a product.

Regulation:

         The Registrant anticipates that governmental regulation will significantly impact upon the time in which the Registrant can market its product in the United States. FDA procedures involve clinical testing which occurs in three phases to demonstrate safety and efficacy of the product. Phase I clinical trials consist of testing for the safety and tolerance of the product with a small group of subjects and may also yield preliminary information about the effectiveness and dosage levels of the product. Phase II clinical trials involve testing for efficacy, determination of optional dosage and identification of possible side effects in a larger patient group. Phase III clinical trials consist of additional testing for efficacy and safety with an expanded patent group. After the product has been approved for marketing, Phase IV post-marketing surveillance studies may be required to provide additional data to the FDA for longer term follow-up concerns.

         Upon successful completion of Phase III testing, a New Drug Application
(NDA) can be filed. Approval requires a review of detailed data of the results of clinical studies, the composition of the drug or biological, the labeling that will be used, information on manufacturing methods, and samples of the products. After the FDA completes its review of the application, the product is typically reviewed by a panel of medical experts, and the applicant required to answer questions on its safety and efficacy. At the recommendation of the panel, an NDA may be granted and the product may then be marketed.

Production and Manufacturing:

          The Registrant's product will be manufactured by 2 third party manufacturers located in Southern California. The manufacturers will produce the Registrant's product per the Registrant's directions and specifications and deliver the product to the Registrant. The Registrant sees no reason to acquire the equipment necessary for production at this time and anticipates utilizing its existing current arrangement with outside laboratories for the manufacturing of its products for distribution.

Marketing:

         The Registrant has completed its strategic marketing and distribution plan for the product. The Korean distributor agreement was canceled in November of 1996 by mutual agreement. The Registrant is currently negotiating distributor agreements for North America with suitable companies with a major interest in urology. The European distributor is ready to commence Phase III clinical trials and has been put on notice to tighten the terms of the agreement between the companies.

Employees:

         As of December 31, 1996, the Registrant had two (2) full time employees. These full time employees are engaged in management and administrative activities. None of the Registrant's employees are subject to a collective bargaining agreement and the Registrant believes its relations with its employees are good. From time to time, the Registrant elicits the services of key management and technical staff from its parent company, Bio-Sphere Technology, Inc. (BTI). The Registrant reimburses BTI for time contributed directly by its employees in providing technical and scientific services and assistance to the Registrant.

--------------------------------------------------------------------------------
ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

         The Registrant's research and development offices have approximately 3000 square feet and are located at 17791 Fitch, Irvine, California 92614. Telephone number (714) 252-1942. They are leased on a month-to-month basis.

         The Registrant does not own any real estate, nor is the Registrant engaged in the business of investing in real estate or real estate mortgages.


--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


         The following litigation either is pending or was pending during the year 1996:

1. Harvard Scientific Corp. v. Nevada Agency and Trust Company, A Nevada Corporation, and Thomas E. Waite & Associates, a Florida Corporation, Case No. CV96-04945, Filed in the Second Judicial District Court of the State of Nevada, in and For the County of Washoe.

         On August 2, 1996, the Registrant filed a complaint in the above captioned action naming Thomas E. Waite & Associates, a Florida corporation, and Nevada Agency and Trust Company, a Nevada corporation, as defendants. This action involved a dispute over performance of an agreement between the Registrant and Thomas E. Waite & Associates. Under the terms of that agreement, the Registrant had issued Thomas E. Waite & Associates 350,000 shares of the Registrant's common stock in exchange for services to be performed by Thomas E. Waite & Associates. Those services involved obtaining the financing for the Registrant. In this action, the Registrant claimed that Thomas E. Waite & Associates had not performed those services and had breached its agreement with the Registrant. Nevada Agency and Trust Company, the Registrant's transfer agent, was included as a defendant in order to enjoin the transfer of the 350,000 shares which had been issued to Thomas E. Waite & Associates. The Registrant sought to recover damages for Thomas E. Waite & Associate's breach of contract and obtain a declaratory judgment declaring the agreement between the Registrant and Thomas E. Waite & Associates null and void, and canceling the shares issued to Thomas E. Waite & Associates. The action was settled amicably between the parties and is no longer pending.

2. Harvard Scientific Corp. v. Ailouros Ltd., a Foreign corporation, CV-N-97-00088-HDM, Originally Filed in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe and Removed to the United States District Court for the District of Nevada.

         On February 6, 1997, the Registrant filed the above captioned action in connection with certain convertible notes the Registrant had executed in favor of the defendant. In this action, the Registrant claimed the defendant had breached its contract with the Registrant regarding the terms of such convertible notes and that the defendant had breached its duty of good faith and fair dealing in connection with those contract terms. Also, the Registrant alleged that an accord and satisfaction had been reached between the parties on their dispute, and that such accord and satisfaction should be enforced by the Court. Also, the Registrant sought damages for the breach of the underlying contract terms. The litigation is pending and is related to the litigation outlined below.

3. Ailouros Ltd. v. Harvard Scientific Corp., CV-N-97-00089-ECR, Filed in the United States District Court for the District of Nevada.

         On February 13, 1997, Ailouros Ltd. filed the above captioned action naming the Registrant as a defendant. In this action, Ailouros claimed that the Registrant had breached the contract which is the subject of the action brought by the Registrant against Ailouros referred to above. In this action, Ailouros claims it is entitled to 263,225 shares of the Registrant's common stock and/or is entitled to damages in the amount of $2,000,000. Ailouros sought to have the State Court action filed by the Registrant referred to in heading 2 above, removed to Federal Court and that action was in fact then removed to Federal Court. Ailouros also has sought to have the two Federal Court actions consolidated.

         On or about March 10, 1997, the Registrant filed an amended complaint in the Federal Court action which added a cause of action not included in the State Court action. The new cause of action sought to have any shares issued to Ailouros, issued pursuant to the requirements of Regulation S due to the fact that at the time the Registrant had entered into its agreement with Ailouros, the Registrant was not a reporting company. This litigation is still pending.

4. Harvard Scientific Corp. v. D. Weckstein and Co., Inc., a New York Corporation, and Donald E. Weckstein, CV97-00806, Filed in the Second Judicial District Court of the State of Nevada, in and For the County of Washoe.

         On February 10, 1997, the Registrant filed the above captioned action in connection with disputes between the Registrant and the defendants regarding an agreement between the parties to the action. Pursuant to the terms of that agreement, the defendants had agreed to help the Registrant obtain financing in exchange for 25,000 shares of the Registrant's common stock. In this action, the Registrant alleges that defendants breached their agreement to help the Registrant obtain financing and/or were negligent in performing their duties in helping the Registrant obtain financing. In this action, the Registrant seeks damages for the defendants' negligence and breach of contract and seeks a declaratory judgment which declares that the Registrant does not owe the defendants any of the Registrant's common stock pursuant to the terms of the agreement between the parties. The action currently is pending.

5. D. Weckstein and Co., Inc. v. Harvard Scientific Corp. and Thomas E. Waite & Associates, Inc., Index No. 97-103324, Filed in the Supreme Court of the State of New York, County of New York.

         On or about February 18, 1997, the plaintiff in the above captioned action filed this matter naming the Registrant and Thomas E. Waite & Assoc. as defendants. In this action, the plaintiff claims that the Registrant breached the same agreement which is the subject of the action filed by the Registrant against this plaintiff in the State Court of Nevada. Also, the plaintiff in this action seeks damages against Thomas E. Waite & Associates, Inc. for what the plaintiff claims is Thomas E. Waite & Associates, Inc.'s tortious interference with the agreement between the Registrant and the plaintiff. The plaintiff also seeks damages for alleged fraud on Thomas E. Waite & Associates, Inc.'s part in connection with its dealings with the plaintiff.

         The complaint in this action also contains a cause of action against the Registrant for "abuse of process" in connection with the filing of the Nevada action brought by the Registrant against this plaintiff. In this claim, the plaintiff asserts that the Nevada Court has no jurisdiction over either party of the subject matter of the Nevada action, and that the Registrant brought the action in Nevada simply to inconvenience the plaintiff.

         In this action, the plaintiff seeks damages on its breach of contract claims against the Registrant in the amount of $250,000 and $400,000, and damages on the abuse of process claim against the Registrant in the amount of $10,000. This litigation is pending.

--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Market Information:

         The capital stock of the Registrant is currently trading on the system of the National Association of Securities Dealers, Inc. (NASDAQ) known as the Bulletin Board under the symbol HVSF.

         The following table sets forth the range of high and low bid prices for the Registrant's capital stock for each quarterly period indicated, a reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

                                                   Capital Stock
                           Quarter Ended        High Bid        Low Bid


                           December 31, 1996     $ 2.62          $ 0.87
                           September 30, 1996    $ 3.31          $ 1.50
                           June 30, 1996         $ 7.25          $ 2.19
                           March 31, 1996        $ 16.63         $ 5.25
                           December 31, 1995     $ 14.50         $ 2.75
                           September 30, 1995    $ 3.63          $ 1.69
                           June 30, 1995         $ 1.88          $ 0.25
                           March 31, 1995        $ None          $ None
                           December 31, 1994     $ None          $ None
                           September 30, 1994    $ None          $ None
                           June 30, 1994         $ None          $ None

Holders:

         The approximate number of record holders of the Registrant's capital stock as of December 31, 1996 was 180.

Dividends:

         The Registrant has never paid cash dividends on its capital stock and does not intend to do so in the foreseeable future. The Registrant currently intends to retain its earnings for the operation and expansion of its business.

--------------------------------------------------------------------------------
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION
--------------------------------------------------------------------------------


         The discussion contained in this Item 6 is "forward looking", as that term is identified in, or contemplated by, Section 27A of the Securities Act and
Section 21E of the Exchange Act. Accordingly, actual results may materially differ from projections. Additional information concerning factors that could cause actual results to differ materially is readily available in this item.

Overview:

         Harvard Scientific Corp., is a bio-pharmaceutical development company. The Registrant's corporate objective is to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and to determine the potential market for such products. The company will ensure development, regulatory testing and Federal Drug Administration (FDA) processing to the point of distribution. The Registrant is currently working on only one product--a therapeutic treatment for male erectile dysfunction. The Registrant is assembling the results of its Phase I clinical study for presentation to the FDA in April 1997 as part of its pre-Phase II clinical trial meeting. During 1994, 1995 and 1996, the Registrant's activities consisted primarily of raising capital, identifying a core management team, developing a patent application, concluding manufacturing scale up and initial clinical trials and formulating both a commercialization and clinical development strategy.

         The Registrant continues to look at other products it can add to its portfolio that it believes has market potential.

         The Registrant's future success is dependent upon its ability to raise additional funds to complete the commercialization process for its erectile dysfunction treatment product. The Registrant intends to obtain these funds through public and private financing or from other sources such as collaboration agreements. There can be no assurance that such funds will be available or will be available on satisfactory terms to the Registrant. Failure to obtain adequate financing could cause a delay or termination of the Registrant's product development and marketing efforts.

         Over the next 12 months, the Registrant's primary focus will be on continuing clinical trials and product validation to conform to the regulatory process of the FDA. The Registrant believes that an 18 to 24 month time-line to obtain regulatory approval is the current assumption, but there can be no assurance, if ever, that the product will receive FDA approval in that time span. Additionally, the Registrant will be identifying and seeking collaborative arrangements with pharmaceutical distribution concerns and/or licensing agreements with companies to eventually distribute the erectile dysfunction product.

         The  Registrant's   success  is  dependent  on  its  ability  to  raise
additional capital to effect all aspects of its operations.

         In the next twelve months, the Registrant has no plans to purchase or sell any significant capital assets in the form of either plant or equipment, with the exception of office equipment and furnishings to effect its administrative activities.

Result of Operations:

For the Period from January 13, 1987 (Inception) through December 31, 1993:

         The Registrant is in the development stages and has had limited operating revenues since its inception on January 13, 1987. During this period, the Registrant's activities consisted primarily of reviewing business opportunities and acquisitions, as well as maintaining the business entity. During 1987 and 1988, the Registrant realized limited revenues from wholesaling activities unrelated to its current planned operations. The Registrant had no operational activity form fiscal years 1989 through 1993 and all expenses incurred during that period were related solely to maintaining the entity and reviewing possible business opportunities. Therefore, the Registrant has had a limited history of operation. From January 13, 1987 through December 31, 1993, the Registrant had an accumulated deficit of $60,722.

For the Year Ended December 31, 1994:

         On January 7, 1994, the Registrant acquired intellectual property rights from Bio-Sphere Technology, Inc. for the treatment of male erectile dysfunction. The Registrant issued 2,856,000 shares (714,000 shares as currently restated) to acquire this technology. Subsequently, the Registrant offered a private placement memorandum to qualified investors to fund the further development and commercialization of this product. The capital raised totaled $354,150 net of issuance cost during this period.

         At this same time, the Registrant investigated and eventually acquired an additional intellectual property and technology related to whole blood rapid testing for viruses, particularly the HIV virus. At the time, the Registrant felt the addition of this new product line was valuable to the Registrant in two ways. First, the technology was qualified as the best available testing device for both accuracy and ease of use in the marketplace. Second, it provided the Registrant with diversity in its potential product line, reducing the risks associated with a single product company.

         In July of 1994, the Registrant purchased the property rights to the HIV testing technology that would permit the improvement of the existing product of the Disease Detection International and Trinity Biotech, Ltd. companies. The Registrant issued 1,340,000 shares (335,000 shares as currently restated) to three individuals for those property rights. Two of those individuals were directors and the third was the son of one of the directors of the Registrant.

         In July 1994, the Registrant entered into a joint venture research and development agreement with Disease Detection International, Inc., a Delaware corporation, and its current parent, Trinity Biotech, Ltd., an Irish corporation, for the improvement and enhancement of the rapid whole blood HIV test device. The agreement calls for complimentary marketing rights and a 50/50 split of the profits on any products produced as a result of this agreement. Subsequently, in August of 1994, the two companies signed a marketing agreement further defining the manufacturing, pricing and patent rights to the new product.

         After several months of pre-marketing of this rapid detection device, the Registrant determined that approval by the marketing authority in the United States was not likely due to adverse psychological reactions by private testing patients. Trinity Biotech, Ltd. terminated the agreements in February of 1995. The Registrant contributed $34,470 directly to the research and development cost of this product. At this time, the Registrant has not taken any action in this matter and has abandoned the project with Trinity Biotech, Ltd.

         The Registrant incurred a net loss for the year ended December 31, 1994 in the amount of $489,664. General and administrative expenses consisted primarily of salaries of corporate officers, directors fees, office staffing accounting, legal and marketing- related expenses, rent and occupancy costs. Research and development cost consisted primarily of reimbursements to our parent company for expenditures to consultants, patent attorneys, lab costs and product sampling materials necessary to formulate the treatment for erectile dysfunction. Inclusive in the Registrant's research and development for 1994 was the expenditure of $34,470 with regard to the HIV testing research and development program.

For the Year Ended December 31, 1995:

         In 1995, the Registrant experienced an increase in both general and administrative expenses, as well as research and development expenses. The net loss for the year ended December 31, 1995 amounted to $676,455. The total operating expenditures for the two years ended December 31, 1995 represented approximately 97% of the total operating expenses from inception, primarily due to the fact that the Registrant was not operational prior to that time and all expenses incurred form inception to the end of 1993 were primarily to maintain the Registrant's status.

         In 1995, the Registrant's activities centered around raising capital. The Registrant started the year with a cash balance of $724. The only capital available for most of the year was provided through loans from the Registrant's directors and others. These monies were primarily used to attempt to raise investment capital and maintain the corporate entity.

         In November of 1995, the Registrant exchanged 6,138,500 shares of its common stock with its parent company, Bio-Sphere Technology, Inc. (BTI) for patent assignment necessary to strengthen its position on the treatment of male erectile dysfunction. In addition, BTI assigned licensing and distribution contracts associated with the Registrant's impotency treatment. BTI agreed to make scientific and technical, as well as to provide management and marketing personnel, available for the Registrant's use and to assist in raising working capital.

         As a result of this reorganization, the Registrant raised $831,300, net of issuance cost, on December 29, 1995. These proceeds were used to fund the Registrant's existing operations and retire a portion of loans and note payables incurred earlier in the year.

For the Year Ended December 31, 1996:

The Registrant experienced an increase in administrative and general expenses, including research and development costs. The Registrant experienced a management change in December 1996. The net loss for the year ending December 31, 1996 amounted to $1,938,944.

During 1996 the Registrants activities centered around continued fund raising efforts and development of the product. The Registrant started the year with a cash balance of $799,466. The Registrant raised funds though a Regulation "S" debenture in June 1996. The Registrant submitted an IND to the FDA and concluded a Phase I clinical trial.

Risk Factors:

         The Registrant has identified at least two sources as contract manufacturers for its product. The product under development by the Registrant has never been manufactured on a commercial scale and there can be no assurance that such a product can be manufactured at a cost or in quantities necessary to make it commercially viable.

         The Registrant has engaged a clinical research organization to develop and strategize on completing the FDA regulatory process. The Registrant's long-term success is predicated on the strength of its patent position. The Registrant is the exclusive assignee of a U.S. patent application for the therapeutic remedy of male erectile dysfunction. The Registrant relies on trade secrets and unpatented proprietary technology in producing its product.

         There is a concern in that there are limited suppliers of the key pharmaceutical agent in the product.

         The competition for the product of the Registrant is primarily Upjohn and Vivus and secondarily other treatments for male erectile dysfunction, including penile implants and vacuum systems.

         Another uncertainty is the dependence on key personnel familiar with the manufacturing process. The loss of any of the Registrant's key scientific personnel could have an adverse effect on the Registrant's continued product development and business operations.

General:

         Industry experts estimate that erectile dysfunction in one form or another afflicts nearly 50,000,000 men world-wide. This number is expected to increase as the male population increases its life expectancy and the current "baby boom" generation ages. Erectile dysfunction becomes more prevalent as men get older.

         If the Registrant's product receives the appropriate regulatory approvals, which is not certain, the Registrant expects to be able to capitalize on this trend. Estimates of funding needed to pursue the regulatory process run as high as $15,000,000. In the short term, this is likely to retard liquidity as the Registrant's capital needs will increase.

         The Registrant expects to obtain capital funds either from the issuance of common stock or debt. It is expected that external sources will be available to provide these funds, but there can be no guarantees of such funding.

--------------------------------------------------------------------------------
ITEM 7.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                         REPORT ON FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)





                                TABLE OF CONTENTS


                                                                       PAGE  NO.


INDEPENDENT AUDITOR'S  REPORT

         On Financial Statements                                             1-2

         On Supplemental Schedules                                            16

FINANCIAL STATEMENTS

         Balance Sheets                                                      3-4

         Statements of  Operations                                             5

         Statements of  Stockholders' Equity                                 6-7

         Statements of Cash Flows                                            8-9

         Notes to the Financial Statements                                 10-15

         Schedule V --  Property,  Plant, and Equipment                       17

         Schedule VI - Accumulated Depreciation and Amortization
                              of Property, Plant, and Equipment               18


         Letter from Former Independent Accountant                            19

DALE MCGHIE                                           Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                   1539 Vassar St. Reno, Nevada 89502
                                                       Tel:  702-323-7744
                                                       Fax:  702-323-8288



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
     and Shareholders of
Harvard Scientific Corp.

I have audited the balance sheet of Harvard Scientific Corp. (A Development Stage Company) as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit. The financial statements of the Company for the fiscal years ended December 31, 1995 and 1994, were audited by other auditors whose report thereon dated March 22, 1996, expressed an unqualified opinion with an explanatory paragraph discussing its going-concern assumption.

I have conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvard Scientific Corp. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been presented assuming that the company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Page 2
Independent Auditor's Report


The accompanying statements of operations, stockholders' equity, and cash flows for the period from January 13, 1987 (inception) to December 31, 1993, were not audited by me, and accordingly, I do not express an opinion on them.

/s/ Dale McGhie
W. Dale McGhie, CPA
Reno, Nevada
March 20, 1996


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                           December 31, 1996 and 1995





                                                                                    1996                    1995
                                                                             --------------------    -------------------

         Current Assets:
              Cash                                                              $               -      $         799,466
              Prepaid expenses (Note 7)                                                     1,565                425,094
                                                                             --------------------    -------------------
                   Total Current Assets                                                     1,565              1,224,560
                                                                             --------------------    -------------------

         Equipment and Leasehold Improvements:
              at cost, less accumulated depreciation of
              $3,491 at December 31, 1996 and $6,637 at
              December 31, 1995 (Note 3)                                                    5,925                 10,861
                                                                             --------------------    -------------------

         Intangible Assets:
              Intellectual property,  net of accumulated  amortization of $1,048 at December 31, 1996 and $1,771 at December 31, 1995 (Notes 4
                   and 7)                                                                   7,948                  8,563
              Organizational  cost, net of accumulated  amortization of $105,760 at December 31, 1996,  and $70,754 at December 31, 1995 (Note
                   7)                                                                      69,789                104,796
                                                                             --------------------    -------------------

                                                                                           77,737                113,359
                                                                             --------------------    -------------------

         Other Assets:
              Deposits                                                                        300                    300
                                                                             --------------------    -------------------


              TOTAL ASSETS                                                      $         85,527       $      1,349,080
                                                                             ====================    ===================








    The accompanying Notes are an integral part of these financial statements


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                           December 31, 1996 and 1995





                                                                                    1996                    1995
                                                                             --------------------    -------------------

         Current Liabilities
              Accounts payable (Note 7)                                         $         36,625        $       105,791
              Accrued expenses (Note 5)                                                   20,329                 84,380
              Bank Overdraft                                                                 134
              Due to related parties (Note 7)                                            190,860                406,881
              Note payable to related parties (Notes 6 and 7)                             37,275                 67,675
              Note payable -- Convertible (Note 6)                                       250,000                      -
                                                                             --------------------    -------------------
                   Total Current Liabilities                                             535,223                664,727
                                                                             --------------------    -------------------


         Contingencies: (Note 10)                                                              -                      -


         Stockholders' Equity:
              Common stock, $.001 par value,  100,000,000 authorized;  9,883,129 and 8,749,125  shares issued and  outstanding at December 31,
                   1996 and December 31, 1995 respectively (Note 1)                        9,883                  8,749
              Additional paid-in capital                                               2,706,207              1,902,445
              Deficit accumulated during the development stage                        (3,165,786)            (1,226,841)
                                                                             --------------------    -------------------

                   Total Stockholders'  Equity                                          (449,696)               684,353
                                                                             --------------------    -------------------


              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $         85,527        $     1,349,080
                                                                              ====================    ===================








    The accompanying Notes are an integral part of these financial statements


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1996,1995 AND 1994
            AND THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                             TO DECEMBER 31, 1996


                                                                                                              Inception
                                                                                                                 to
                                                                                                              12/31/96
                                                             1996             1995             1994          (Unaudited)
                                                        ----------------  --------------   --------------  ----------------

Net Sales                                                  $    181,000     $         -      $         -      $    187,387
Cost of Sales                                                   216,870               -                -           221,557
                                                        ----------------  --------------   --------------  ----------------

         Gross Profit                                          (35,870)               -                -          (34,170)
                                                        ----------------  --------------   --------------  ----------------

Operating Expenses:
    General and administrative                                1,244,272         434,320          324,699         2,040,870
    Research and development (Notes 7 and 9)                    109,553         194,965          124,366           428,884
    Depreciation and amortization (Notes 3 and 7)                41,472          39,550           38,872           120,634
                                                        ----------------  --------------   --------------  ----------------

         Total Operating Expenses                             1,395,297         668,835          487,937         2,590,388
                                                        ----------------  --------------   --------------  ----------------

         ( Loss ) from Operations                            (1,431,167)       (668,835)        (487,937)       (2,624,558)
                                                        ----------------  --------------   --------------  ----------------

Other Income (Expenses)
    Settlements (Note 10)                                      (494,813)              -                -          (494,813)
    Interest income                                                   -               -                -
    Interest expense                                            (12,964)         (7,620)          (1,727)          (22,312)
    Loss on disposition of marketable securities                      -               -                -           (24,500)
                                                        ----------------  --------------   --------------  ----------------

                                                               (507,777)         (7,620)          (1,727)         (541,228)
                                                        ----------------  --------------   --------------  ----------------

Net Loss                                                   $ (1,938,944)    $  (676,455)     $  (489,664)       (3,165,786)
                                                        ================  ==============   ==============  ================


Loss Per Common Share                                      $       0.21     $      0.29      $      0.34
                                                        ================  ==============   ==============


Weighted Average Shares Outstanding                           9,022,404       2,333,839        1,421,563
                                                        ================  ==============   ==============


    The accompanying notes are an integral part of these financial statements


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDER'S EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
            AND THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1996


                                                                                             Deficit
                                                  Restated                 Additional         From
                                                Common Stock                Paid-in         Inception
                                       -------------------------------
                                          Shares           Amount           Capital          To Date           TOTAL
                                       --------------   --------------   --------------  ----------------  ---------------
   Issuance of shares for cash on
        January 13, 1987 (inception)         103,000     $        103     $       2,097                     $        2,200

   Issuance of shares for cash,
        net of offering costs                 51,000               51            19,223                             19,274

   Issuance of shares for services            90,000               90                 -                                 90

   Issuance of shares for services            20,000               20                 -                                 20

   Issuance of shares for services            36,000               36                 -                                 36

   Issuance of shares to acquire
        Grant City Corporation                50,000               50            39,827                             39,877

   Issuance of shares to effect a
        four-for-one split                 1,050,000            1,050            (1,050)                                 -

   Issuance of shares for
        intellectual property rights       4,196,000            4,196                 -                              4,196

   Issuance of shares for
        corporation property rights          394,000              394            24,231                             24,625

   Issuance of shares for fees
        and services                       1,045,000            1,045            96,893                             97,938
                                       --------------   --------------   --------------                    ---------------

   Balance carried forward                 7,035,000             7,035          181,221                            188,256
                                       --------------   --------------   --------------                    ---------------




    The accompanying Notes are an integral part of these financial statements


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDER'S EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
            AND THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1996

                                                                                             Deficit
                                                  Restated                 Additional         From
                                                Common Stock                Paid-in         Inception
                                       -------------------------------
                                          Shares           Amount           Capital          To Date           TOTAL
                                       --------------   --------------   --------------  ----------------  ---------------

   Balance brought forward                 7,035,000            7,035          181,221                            188,256

   Issuance of shares for cash,
        net of offering costs                393,500              393          353,757                            354,150
   Adjustment of shares to effect
        a four-for-one reverse split      (5,571,375)          (5,571)           5,571                                  -
   Cumulative loss from inception
        to December 31, 1994                       -                -                -          (550,386)        (550,386)
                                       --------------   --------------   --------------  ----------------  ---------------

   Balance December 31, 1994               1,857,125            1,857          540,549          (550,386)          (7,980)
   Issuance of common stock
        for directors' fees and
        services                             553,500              553          530,796                 -          531,349
    Issuance of common stock
        at par value for
        intellectual property rights       6,138,500            6,139                -                 -            6,139
   Issuance of common stock
        for cash, net of offering
        costs                                200,000              200          831,100                 -          831,300
   Net loss for the year ended
        December 31, 1995                          -                -                -          (676,455)        (676,455)
                                       --------------   --------------   --------------  ----------------  ---------------

   Balance December 31, 1995               8,749,125            8,749        1,902,445        (1,226,841)         684,353
   Issuance of common stock for
        services and debt reduction          565,254              565          309,518                 -          310,083
   Issuance of common stock
        for legal settlement                 568,750              569          494,244                 -          494,813
   Net loss for the year ended
        December 31, 1996                          -                -                -        (1,938,945)      (1,938,945)
                                       --------------   --------------   --------------  ----------------  ---------------

   Balance December 31, 1996               9,883,129      $     9,883     $  2,706,207     $  (3,165,786)    $   (449,696)
                                       ==============   ==============   ==============  ================  ===============

   The accompanying Notes are an integral part of these financial statements.



                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
            AND THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1996

                                                                                                              Inception
                                                                                                                 to
                                                                                                              12/31/96
                                                             1996             1995             1994          (Unaudited)
                                                        ----------------  --------------   --------------  ----------------
Cash Flows from Operating Activities
     Cash received from customers                        $      181,000     $         -     $          -    $      181,000
     Cash paid to suppliers and employees                    (1,389,634)        (38,958)        (251,363)       (1,711,867)
     Cash paid for interest                                      (3,167)              -                -            (3,167)
     Cash paid for settlement                                   (50,000)              -                -           (50,000)
                                                        ----------------  --------------   --------------  ----------------

         Net Cash Used in Operating Activities               (1,261,801)        (38,958)        (251,363)       (1,584,034)
                                                        ----------------  --------------   --------------  ----------------

Cash Flows from Investing Activities:
     Cash from sale (purchase) of equipment                      (7,399)              -         (17,498)          (24,897)
     Capitalized organization costs                                   -               -        (150,000)         (150,924)
     Purchase of marketable securities                                -               -               -           (24,500)
                                                        ----------------  --------------   --------------  ----------------

         Net Cash Used in Investing Activities                   (7,399)              -        (167,498)         (200,321)
                                                        ----------------  --------------   --------------  ----------------

Cash Flows from Financing Activities:
     Proceeds from issuance of capital stock,
        net of offering costs                                   250,000         831,300          354,149         1,496,946
     Proceeds from debt, net of costs                           251,100          80,719           83,625           415,444
     Principal payments on debt                                 (31,500)        (74,319)         (22,350)         (128,169)
                                                        ----------------  --------------   --------------  ----------------
         Net Cash Provided by Financing
              Activities                                        469,600         837,700          415,424         1,784,221
                                                        ----------------  --------------   --------------  ----------------

Net Increase (Decrease) in Cash                                (799,600)        798,742           (3,437)             (134)


Cash at beginning of year                                       799,466             724            4,161                 -
                                                        ----------------  --------------   --------------  ----------------

Cash at end of year                                       $        (134)    $   799,466      $       724     $        (134)
                                                        ================  ==============   ==============  ================


    The accompanying Notes are an integral part of these financial statements


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
            AND THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1996

                                                                                                              Inception
                                                                                                                 to
                                                                                                              12/31/96
                                                             1996             1995             1994          (Unaudited)
                                                        ----------------  --------------   --------------  ----------------


Reconciliation of Net Loss to Net Cash
     Used in Operating Activities

Net Loss                                                   $ (1,938,945)     $ (676,455)      $ (489,664)      $(3,165,786)
                                                        ----------------  --------------   --------------  ----------------

Adjustments to Reconcile Net Loss to
     Net Cash Provided by (Used in)
     Operating Activities

     Book value of assets sold
                                                                  6,483               -                -             6,483
     Loss on disposition of marketable securities                     -               -                -            24,500
     Depreciation and amortization                               41,472          39,550           38,872           120,634
     Issuance of stock for director's fees
        and services                                            485,129          71,974           97,938           689,375
     Issuance of stock in legal settlement                      494,813                                            494,813
     (Increase) decrease in assets:                                                                                      -
        Prepaid expenses                                         (1,565)         38,281           (4,000)           (1,565)
        Deposits                                                                      -             (300)             (300)
     Increase (decrease) in liabilities:
        Accounts payable                                       (69,116)         100,962            1,268            36,624
        Accrued expenses                                       (64,051)          82,779            1,600            20,328
        Due to related parties                                (216,021)         303,951          102,923           190,860
                                                        ----------------  --------------   --------------  ----------------

         Total Adjustments                                      677,144         637,497          238,301         1,581,752
                                                        ----------------  --------------   --------------  ----------------


                                                                                                                         -
Net Cash (Used) in Operating Activities                    $ (1,261,801)    $   (38,958)      $ (251,363)      $(1,584,034)
                                                        ================  ==============   ==============  ================



    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995



NOTE 1 - NATURE OF BUSINESS AND  ORGANIZATION

Nature of  Business:
Harvard Scientific Corp. (the "Company") is a development stage company. The Company's primary business operations consist of development, commercialization, marketing, and distribution of products relating to prostaglandin/microsphere delivery and the way in which the product is applied in treating male sexual dysfunction. The Company has preliminary data available, indicating the possible benefits of such a therapy.

On February 13, 1996, the Company received an assignment of an application for a patent entitled "PGE-1 Containing Lyophilized Liposomes For Use In The Treatment of Erectile Dysfunction" and identified as United States Application No. 08/573,408 ("PGE-1"). The assignment was made by the holder of the application, Bio-Sphere Technology, Inc. ("BTI"), the Company's majority shareholder. The Company plans to focus its operations on PGE-1 in order to bring the product to the marketplace.

Organization:
The Company was incorporated under the laws of the State of Nevada on January 13, 1987, under the name of Witch Doctors Bones, Inc. On August 12, 1987, the Company qualified a public offering under Rule 504 of Regulation D of the Securities Act of 1933, as amended, with the Secretary of State of Nevada. On June 17, 1988, the Company changed its name to CareyWard, Inc.

On October 18, 1993, the Company acquired Grant City Corporation by merger, changed its name to Grant City Corporation, and issued 50,000 shares of stock carrying two classes of warrants. Class A warrants entitled the holder to purchase stock at $8.00 per share and the Class B warrants entitled the holder to purchase stock for $10.00 per share. The warrants could only be exercised if a registration statement was filed with the United States Securities and Exchange Commission ("SEC") pursuant to the Securities Act of 1933 as amended. The warrants were redeemable by written notice of twenty (20) days at a redemption price of $.001 per warrant. During 1996, before the warrants could be exercised, the Company gave the required notice and redeemed both classes of warrants.

On January 18, 1994, the Company changed its name to The Male Edge, Inc. On May 10, 1994, the Company changed its name to Harvard Scientific Corp.

The Company has 100,000,000 shares of common stock authorized with 9,883,129 shares issued and outstanding as of December 31, 1996. The Company had 8,749,124 shares issued and outstanding on December 31, 1995. BTI owned approximately 63% of the Company's shares at December 31, 1996.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organizational Costs:
Organization costs are being amortized over a five-year period using the straight line method. See also discussion contained in Note 7.

                            HARVARD SCIENTIFIC CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equipment:
Equipment is stated at cost. Depreciation is incorporated on a straight line basis over a period of 5 to 7 years. Expenditures for maintenance and repairs are charged to expenses as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any resulting gain or loss is included in expense. See Note 3.

Use of Estimates:
In order to prepare financial statements in conformity with generally accepted accounting principals, management must make estimates and assumptions that affect certain reported accounts and disclosures. Actual results could differ from these estimates.

Intellectual Properties:
The costs of intellectual properties are amortized using the straight-line method over a period of fifteen years. See Note 4.

Earnings per share:
The earnings per share calculation is based on the weighted average number of shares outstanding during the period: 9,022,404 shares in 1996 and 2,333,839 shares in 1995 .

Income Tax:
Because of losses sustained since inception, no provision has been made for income tax.


NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Equipment and building improvements at December 31, 1996 and 1995, consist of the following:

                                        1996                                1995
                                        ----                                ----

Equipment                         $    9,417                          $   11,682
Leasehold Improvements                     -                               5.816
                                       -----                               -----
                                       9,417                              17,498
Less accumulated depreciation          3,491                               6,637
                                       -----                               -----

                                  $    5,926                         $    10,861
                                 -----------                         -----------

The Company relocated to Reno, Nevada, during December, 1996. By relocating, the Company reduced its need for certain equipment and leasehold improvements. The Company does not own manufacturing equipment for its product. The product has been and will continue to be manufactured by third-party manufacturers according to the Company's specifications.

                            HARVARD SCIENTIFIC CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995



NOTE 4- INTELLECTUAL PROPERTIES
On January 7, 1994, the Company exchanged 2,856,000 shares with BTI for the intellectual rights to patent, develop, manufacture, and market PGE-1. The Company recorded the transfer of intellectual properties at the par value of stock transferred, which amounted to $2,856. BTI's largest shareholder, the originator of PGE-1 holds a 2% royalty interest in the Company's gross proceeds.

On November 16, 1995, the Company exchanged 6,138,500 shares of common stock with BTI for assistance in raising working capital, patent application., management assistance and distribution agreements associated with the PGE-1 product. The Company recorded the transfer at the par value of stock transferred, which amounted to $6,139.

During 1996, the Company expensed the unamortized cost of acquiring technology relating to the development of an HIV home test kit. The Company, which originally acquired the rights in exchange for 335,000 shares of common stock, ceased product development in connection with a settlement accrued in 1995 (Note
10).

NOTE 5- ACCRUED EXPENSES
Accrued expenses at December 31, 1996 and 1995, consist of the following:

                                     1996                                   1995
                                     ----                                   ----
Settlement costs (Note 10)    $         -                            $    50,000
Payroll                             9,680                                 32,000
Payroll taxes                       1,000                                  1,680
Interest on notes                   9,649                                      -
Transfer fees                           -                                    700
                              -----------                             ----------

                              $    20,329                            $    84,380
                              -----------                            -----------

See also Notes 9 and 10.

NOTE 6- NOTES PAYABLE
The Company had the following notes payable at December 31, 1996 and 1995:

                                                  1996                      1995
8% note, payable to former director
           on demand, unsecured (Note 7)    $   37,275                $   62,675
8% note, payable to a related party
           on demand, unsecured                      -                     5,000
7% convertible debentures                      250,000                         -
                                               -------                   -------

                                            $  287,275                $   67,675
                                            ----------                ----------

                            HARVARD SCIENTIFIC CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 6 - NOTES PAYABLE (CONTINUED)
See also Notes 9 and 10.


NOTE 7 - RELATED PARTY TRANSACTIONS
During 1994, the Company paid $150,000, to related parties for work performed in completing a merger (described in Note 1). Of this amount, $100,000 was paid to BTI. The remaining $50,000 was paid to individuals affiliated with BTI. These amounts have been capitalized and are included in organizational costs.

Additional organizational costs of $24,625 were capitalized in 1994. The Company transferred 246,000 shares to its former owners and directors in return for corporation property rights and 148,000 shares to individuals for assistance in acquiring the rights.
These shares were valued at $.0625 per share as determined by a 1994 appraisal.

During 1994 and 1995, the Company entered into three significant transactions with related parties for the acquisition of intellectual rights and the provision of technological, management, fundraising, and marketing assistance.
Note 4 describes the valuation of these transactions.

The Company has a payable to BTI of $183,535 and $130,000 as of December 31, 1996 and 1995, respectively. The payable is related to costs incurred by BTI on the Company's behalf for consultation and rent, as well as research and development of the PGE-1 product.

The Company has a note payable to a former director as of December 31, 1996 and 1995 (Note 6). The amount of accrued interest associated with the note at year-end in 1996 and 1995 was $6,419 and $8,097, respectively.

The Company often pays for services, fees, and salaries by issuing stock. Most of this stock is issued with a two-year selling restriction. After the Company files its registration statement in 1997, the two-year restriction may be lifted. The shares are valued at a discount of free-trading stock, if market valuation is available. Several material transactions of this type occurred during 1995 and 1996 during which time the Company issued 1,188,754 shares recorded at $841,432.

See also the discussions regarding agreements, intellectual properties, and subsequent events in Notes 4, 9, and 12.

NOTE 8 - INCOME TAXES
The Company has federal net operating loss carryforwards for financial statement purposes of approximately $3,200,000 at December 31, 1996, which will be used to offset future earnings of the Company. The loss carryforwards will expire during the years ending 2002 through 2012 if not used.

                            HARVARD SCIENTIFIC CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995



NOTE 9 - AGREEMENTS
In conjunction with the agreement of November 16, 1995, between BTI and the Company (Note 4), BTI transferred four agreements to the Company related to the manufacture, marketing, and distribution of the PGE-1 product overseas. The Company terminated two of these agreements during 1996 for nonperformance. A third agreement for distribution in Korea was terminated in 1996 by mutual agreement. The Company is prepared to terminate a fourth agreement with its European licensor, Pharma Maehle unless Pharma Maehle can resolve the Company's concerns (Note 10).

In December 1996, the Company entered into an agreement with Martin E. Janis & Company, Inc. The agency will create and carry out a financial public relations program in exchange for costs and an option on 50,000 shares of free-trading stock, exercisable at $1.25 a share.

NOTE 10 - CONTINGENCIES
The Company has been named as a party in certain pending or threatened legal, governmental, administrative, or judicial proceedings that arose in the ordinary course of business. These pending or threatened proceedings may affect the Company in a material way.

These financial statements reflect the way in which the Company resolved two lawsuits:

         a. The Company reached a mutual release regarding a Distribution Agreement which provided for the manufacture, marketing, and distribution of HIV test kits. The mutual release called for a $50,000 payment which accrued during 1995 and was paid in full during the first quarter of 1996.

         b. The Company amicably settled an action with Thomas E. Waite & Associates regarding the a contract under which Waite was to provide an array of business services. The Company issued 568,750 shares of stock in settlement which was accrued in these financial statements at $494,813.

The ultimate effect of other proceedings cannot be estimated at this time. The Company has noted some possible irregularities pertaining to the June 1996 issuance of its convertible debentures and has taken steps to rectify the matter. The Company hopes to resolve two pending claims related to the debenture issuance which aim to force a stock conversion. These claims were filed after December 31, 1996, and are discussed in Note 12 as subsequent events.

One additional act may impact the Company in the future although no determination can be made at this time. The Company is prepared to terminate its licensing agreement with Pharma Maehle, the holder of the Company's distribution rights in a portion of its overseas market. The Company is negotiating to resolve the contract issues to benefit business operations, but the ultimate resolution and its impact upon the Company cannot be estimated.

                            HARVARD SCIENTIFIC CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 10 - CONTINGENCIES  (CONTINUED)
The Company experienced a management change in December 1996 as it moved its headquarters to Reno, Nevada. The Company expects no negative impact from the change.

NOTE 11 - UNCERTAINTY - GOING CONCERN
The financial statements of the company have been prepared assuming that the Company will continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional equity capital and through the sale of the PGE-1 product. If additional capital is not secured, then there is substantial doubt about the Company's ability to continue as a going concern. See also Note 12 regarding the Company's plans to issue 6% Convertible Debentures in 1997.

NOTE 12 - SUBSEQUENT EVENTS
In February 1997, the Company became a defendant in a U.S. District Court action initiated by Ailouros Ltd. Ailouros claims it is entitled to 263,225 shares of common stock and/or damages in the amount of $2,000,000. The Company had previously initiated a lawsuit in the Nevada courts respecting the same claim and both matters were removed to Federal court. The Company is asking that any shares issued to Ailouros be issued pursuant to the requirements of the SEC's Regulation S. It is too early to estimate the monetary outcome of this litigation.

In February 1997, the Company filed an action for damages due to negligence and breach of contract by D. Weckstein and Co. Inc. and Donald Weckstein. The contract at issue was an agreement to obtain financing in exchange for Company stock. The Weckstein defendants subsequently filed a lawsuit in New York against the Company respecting the same contract and asked for damages against a third party for tortious interference with the contract. The Weckstein plaintiffs seek damages on their contract claim in the amount of $250,000 and $400,000, and damages in excess of $10,000 on an abuse of process claim. It is too early to estimate the monetary outcome of this litigation.

The Company is preparing to issue $15,000,000 worth of 6% Convertible Debentures. If issued as planned, the Debentures will be convertible into shares of common stock at the lesser of the market price on March 21, 1997, or 80% of the market price on the conversion date.

During 1997, the Company authorized a transfer of 1,250,000 shares of common stock to related parties in exchange for services previously rendered.

As discussed in Note 3, the Company moved its headquarters to Reno, Nevada, in early 1997. The Company still shares research and development facilities with BTI in Irvine, California.

DALE MCGHIE                                          Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                   1539 Vassar St. Reno, Nevada 89502
                                                      Tel:  702-323-7744
                                                      Fax:  702-323-8288



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
     and Shareholders of
Harvard Scientific Corp.

I have audited the balance sheet of Harvard Scientific Corp. (A Development Stage Company) as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and have issued my opinion thereon dated March 20, 1997. Such financial statements and opinion are included in your 1987 Annual Report to Stockholders and are incorporated herein by reference. My examination also comprehended Supplemental Schedules V and VI of Harvard Scientific Corp. (A Development Stage Company). In my opinion, Schedules V and VI, when considered in relation to the basic financial statements, present fairly in all material respects the information shown therein.


/s/ Sale McGhie
W. Dale McGhie, CPA
Reno, Nevada
March 20, 1996



                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                  SCHEDULE V -- PROPERTY, PLANT, AND EQUIPMENT
                 For the Years Ended December 31, 1996 and 1995

====================================================================================================================================
                    Column A              Column B           Column C          Column D                   Column E
====================================================================================================================================
                                                                                                                 Other Changes
                                        Balance at           Additions                       Reclassifications     Balance at
                 Classification       Beginning of Year      at cost         Retirements        add (deduct)      End of Year
                ----------------      -----------------      ---------      -------------    -----------------    -----------

December 31, 1996:
      Furniture and equipment          $         11,682    $      7,399    $        (9,665)  $               -   $      9,416
      Intellectual property*                     10,335               -             (1,340)                  -          8,995
      Leasehold and leasehold
           improvements                           5,816               -             (5,816)                  -              -
                                       -----------------   -------------  -----------------  ------------------ --------------
                Total                  $         27,833    $      7,399    $       (16,821)  $               -   $     18,411
                                       =================   ===================================================================

December 31, 1995:
      Furniture and equipment          $         11,682    $          -    $             -   $               -   $     11,682
      Intellectual property*                      4,196           6,139                  -                   -         10,335
      Leasehold and leasehold
           improvements                           5,816               -                  -                   -          5,816
                                       -----------------   -------------  -----------------  ------------------ --------------
                Total                  $         21,694    $      6,139    $                 $               -   $     27,833
                                       =================   =============  =================  ================== ==============


                                      -34-
 *Supplemental disclosure


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

       SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT, AND EQUIPMENT
                 For the Years Ended December 31, 1996 and 1995

====================================================================================================================================
                    Column A              Column B             Column C        Column D                      Column E
====================================================================================================================================

                                                              Additions                          Other Changes
                                        Balance at         Charged to Costs                    Reclassifications      Balance at
                 Classification       Beginning of Year      and Expenses     Retirements         add (deduct)       End of Year
                ----------------      -----------------    ----------------  -------------     -----------------     -----------

December 31, 1996:
      Furniture and equipment          $          4,408     $        3,235    $     (4,152)    $              -    $       3,491
      Intellectual property*                      1,771              2,067          (2,791)                   -            1,047
      Leasehold and leasehold
           improvements                           2,228              1,163          (3,391)                   -                -
                                      ------------------   ----------------  ---------------   -----------------  ---------------
                Total                  $          8,407     $        6,465    $    (10,334)    $              -    $       4,538
                                      ==================   ======================================================================

December 31, 1995:
      Furniture and equipment          $          2,072     $        2,336    $           -    $              -    $       4,408
      Intellectual property*                        728              1,043                -                   -            1,771
      Leasehold and leasehold
           improvements                           1,065              1,163                -                   -            2,228
                                      ------------------   ----------------  ---------------   -----------------  ---------------
                Total                  $          3,865     $        4,542    $           -    $              -    $
                                       ==================   ================  ===============   =================  ===============


                                      -35-
 *Supplemental disclosure

Fair, Anderson
& Langerman
A Professional Corporation
Certified Public Accountants

The Board of Directors
Harvard Scientific Corporation
Reno, Nevada

We consent to the inclusion of our report dated March 22, 1996, with respect to the balance sheets of Harvard Scientific Corp. (A Development State Company) as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for the years then ended, which appears in the Form 10KSB of Harvard Scientific Corp.

/s/ Fair, Anderson & Langerman
FAIR, ANDERSON & LANGERMAN

Las Vegas, Nevada
March 18, 1997

--------------------------------------------------------------------------------
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------------------------


         The Registrant has retained W. Dale McGhie, Certified Public Accountant, 1539 Vasser Street, Reno, Nevada 89502 as the Registrant's independent accountant. Mr. McGhie was retained for purposes of reviewing the Registrant's year end financial statements.

         The Registrant's former accountant did not resign and did not decline to stand for re-election. The former accountant was simply replaced as of December 1996 due to the fact that the Company's headquarters were moved to Reno, Nevada. The decision to change accountants was recommended and approved by the Board of Directors.

         The principal accountant's report on the financial statements for the past two (2) years did not contain an adverse opinion or disclaimer of the opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

         There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants satisfaction, would have caused the former accountant to make reference to the subject matter of any such disagreements in connection with its reports.

PART III
--------------------------------------------------------------------------------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

(a)  Directors and Executive Officers

         As of December 31, 1996, the directors and executive officers of the Registrant, their ages, positions in the company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:
                                                          (3)*
(1)                                 (2)                    Period Served As
Name                     Age      Position                 Director

Jackie R. See, M.D.       55      Director of              Since 1-6-94
                                  Research

Ian Hicks                 45      Chairman of the          Since 12-6-96
                                  Board, President
                                  Chief Executive
                                  Officer and Director

Don Steffens              49      Chief Financial          Since 12-6-96
                                  Officer, Secre-
                                  tary, Treasurer
                                  And Director

*The Registrant's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Registrant's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

         (4)      Business Experience:

         Jackie R. See, M.D., F.A.C.C., age 54, is founder, Head of Research and Development and a Director of the Registrant. Dr. See is a cardiologist and the principal investigator of the microsphere technology of "PGE1-EDT". He received his M.D. from the University of California, College of Medicine (Irvine) in 1968. Dr. See completed his Residency in Internal Medicine at Huntington in
1973. He went on to do research fellowship work in cardiology at Peter Bent Brigham Hospital, Harvard Medical School (Boston). He was an Associate Director of the Foundation for Cardiovascular Research (1968-1984) and a Fellow of the American College of Cardiology since 1980.

         Dr. See is licensed to practice medicine in the States of California and Nevada and is Board eligible by the American Board of Cardiovascular Diseases. He is the author or co-author of more than 60 research articles for various medical publications.

         Ian Hicks, age 45, is the Chairman of the Board, President, Chief Executive Officer and a Director of the Registrant. Mr. Hicks has significant experience in the various aspects of pharmaceutical product development, business development and operations internationally and in the USA. He holds a Science degree, and marketing qualifications. Mr. Hicks has specialized in niche market products for treatment of conditions in areas such as neurology, oncology and infectious diseases. He gained his broad experience during assignments in South Africa, Sweden and the USA. Mr. Hicks brings more than 20 years of experience to the company.

         Don Steffens, age 49, is the Chief Financial Officer, Secretary, Treasurer and a Director of the Registrant. He brings more than 20 years of business management, product development and marketing expertise to the Registrant. Mr. Steffens has founded companies and assisted Dr. See in the development and manufacturing process of the product. Mr. Steffens was President of Marina Systems International, Inc., a software development and marketing company based in San Francisco, California; Branch Manager, Litton Industries, Los Angeles, California; and Regional Sales Manager, Victor Business Products, Chicago, Illinois.

(5)      Directors of Other Reporting Companies:

         None of the directors is a director of other reporting companies.

(b)      Employees:

         Messrs. Hicks and Steffens are the only full time employees of the Registrant. Dr. See is a consultant to the Registrant, but has also acted as an employee in the past.

(c)      Family Relationships:

         There are no family relationships between the directors, and executive officers.

(d)      Involvement in Certain Legal Proceedings:

         In the past five (5) years, none of the officers and directors of the Registrant has been:

         (1) an officer or partner in any business which has been subject to bankruptcy proceedings;

         (2) subject to criminal proceedings or convicted of a criminal act;

         (3) subject to any order, judgment or decree entered by any Court for violating any laws relating to business, securities or banking activities; or

         (4) subject to any order for violation of federal or state securities laws or commodities laws.

--------------------------------------------------------------------------------
ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------


         The following table sets forth information about compensation paid or accrued by the Registrant during the years ended December 31, 1996, 1995 and 1994 to the Registrant's officers and directors. None of the Registrant's Executive Officers earned more than $110,000 during the years ended December 31, 1996, 1995 and 1994:

                                                          Summary Compensation Table

                                                           Long Term Compensation
                             Annual Compensation       Awards                  Payouts
                                                   (e)                  (g)
                                                  Other     (f)     Securities         (i)
          (a)                                     Annual  Restricted Under-   (h)    Other
Name and                             (c)    (d)   Compen  Stock     Lying    LTIP    Compen-
Principal                   (b)    Salary  Bonus  sation  Awards    Options/ Payouts sation
Position                    Year    ($)     ($)     ($)     ($)     SARs(#)   ($)     ($)
--------                   ------  ------  ------  ------  -----   --------  ------  -------

Jackie R. See              1996    $104,000 $ None $ None $350,000  $ None   $ None $ None
Director of                1995    $ 16,000 $ None $ None $  7,000  $ None   $ None $ None
Research                   1994    $ None   $ None $ None $    790  $ None   $ None $ 26,000

Ian Hicks                  1996    $ None  $ None  $ None $250,000  $ None   $ None $ 16,440
Chief Execu-               1995    $ None  $ None  $ None $ None    $ None   $ None $ None
tive Officer,              1994    $ None  $ None  $ None $ None    $ None   $ None $ None
President

Don Steffens               1996    $ None  $ None  $ None $250,000  $ None   $ None $ None
Chief Finan-               1995    $ None  $ None  $ None $ None    $ None   $ None $ None
cial Officer,              1994    $ None  $ None  $ None $ None    $ None   $ None $ None
Secretary &
Treasurer


--------------------------------------------------------------------------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

(a)      5% Shareholders:

         The following information sets forth certain information as of March 18, 1997 by each person who is known to the Registrant to be the beneficial owner of more than five percent (5%) of the Registrant's Common Stock:

                           (2)
(1)               Name and Address                                    (3)                                (4)
Title             of Beneficial                               Amount and Nature of                    Percent of
of Class          Owner                                       Beneficial Ownership                    Class

Common            Bio-Sphere Technology, Inc.                           6,152,500                          53.9%
Stock             Suite 23P,100 N. Arlington Ave.,
                  Reno, NV 89501

                  Thomas E. Waite & Assoc.                                883,750                           7.7%
                  106 Ridge Road
                  Lake Mary, Florida 32746

(b)      Security Ownership of Management:

                           (2)
(1)               Name and Address                                    (3)                                (4)
Title             of Beneficial                               Amount and Nature of                    Percent of
of Class          Owner                                       Beneficial Ownership                    Class

Common            Dr. Jackie R. See                                        370,000                          3.2%
Stock             17991 Fitch
                  Irvine, CA 92614

                  Ian Hicks                                                250,000                          2.2%
                  17991 Fitch
                  Irvine, CA  92614

                  Don Steffens                                             250,000                          2.2%
                  17991 Fitch
                  Irvine, CA 92614

                  All Directors and                                        870,000                          7.6%
                  Officers as a Group

(c)      Changes in Control:

During 1966, there was no arrangement which may result in a change in control.

--------------------------------------------------------------------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------


         During the past three (3) years, the Registrant obtained its assets from Bio-Sphere Technology, Inc., a Nevada corporation. The Chairman of the Board of Biosphere Technology, Inc., Jackie R. See, M.D., is the principal stockholder of Bio-Sphere Technology, Inc. Bio-Sphere Technology, Inc. is the parent of the Registrant owning approximately 60% of the outstanding stock.

         The Registrant entered into three (3) significant transactions with the parent and an affiliated group for the acquisition of intellectual rights, technology and distribution agreements.

         The Registrant has a payable to the parent of $167,450 and $270,592 as of September 30, 1996 and December 31, 1995. The payable is related to costs incurred by the parent on the Registrant's behalf for research and development of the PGE-1 product.

         The Registrant has notes payable to related parties as of September 30, 1996 and December 31, 1995. The amount of accrued interest associated with the notes payable at September 30, 1996 and December 31, 1995 was $5,674 and $8,097, respectively.

         On March 1, 1994, the Registrant entered into an agreement with an individual (landlord) to rent office space located in Las Vegas, Nevada. The agreement was for a two-year period ending February 29, 1996. In exchange for the right to occupy the space, the Registrant issued 12,000 shares of common stock (3,000 after considering the effect of the four-for-one reverse split) for the first year of the lease. The Registrant recorded the transaction at $24,000 or $2 per share, which represents the fair value of the rent received. On December 29, 1995, the Registrant paid the landlord $24,000 in cash for rent for the second year. Included in prepaid expenses is $4,000 as of December 31, 1995.

         During November 1995, the Registrant entered into a two-year agreement with a consultant to provide an array of business services to enhance the Registrant's asset base and further the development of the Registrant's business plan. The contracted services include public/investor relations, marketing and sales plans, identifying strategic partnership arrangements, and other opportunities that would enhance the market value and viability of the
Registrant. In December 1995, the Registrant issued the consultant 350,000 shares of its common stock in consideration of the services to be provided for the two-year duration. The Registrant has valued the transaction at $1.3125 per share, which represents 50% of the market value at the date the agreement was entered into. The amount has been capitalized and is included asa prepaid as of December 31, 1995.

         In July 1996, the Registrant entered into a lawsuit in Nevada and Florida seeking to void the agreement for non-performance and a return of the shares issued thereunder. The lawsuit has been settled to mutual satisfaction.

         The Registrant compensated a member of the Registrant's scientific advisory board with 10,000 shares of stock in exchange for research and development conducted by the individual. The Registrant placed a two-year selling period on the stock given to the individual. At the conclusion of the two-year period, the restriction may be lifted and the individual may sell the stock.

         Dr. Jackie R. See could be considered a promoter of the Registrant.

--------------------------------------------------------------------------------
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a)      Exhibits
         (2)      Plan of acquisition, reorg., arrgmnt, liquid., or succession:
                  None.
         (3) (ii) By-laws: Incorporated by reference from the Registrant's Forms 10-SB.
         (4)      Instruments defining the rights of holders, incl. indentures:
                  None during the time covered by this Form 10-KSB.
         (9)      Voting trust agreement: None.
         (10)     Material  Contracts:    Incorporated  by  reference  from  the
                  Registrant's Form 10-SB.
         (11)     Statement re: computation of per share earnings:  See Part II,
                  Item 7.
         (13) Annual or quarterly reports, Form 10-Q: Previously filed Form 10-Q's incorporated by this reference.
         (16)     Letter on change in certifying accountant
         (18)     Letter on change in accounting principles: None
         (22)     Published report regarding matters submitted to vote: None.
         (23)     Consent of experts and counsel: None.
         (24)     Power of attorney: None.
         (99)     Additional Exhibits: None.


(b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 9, 1997.

                                        HARVARD SCIENTIFIC CORP.



                                        By       /s/ Don Steffens
                                             Don Steffens
                                             Secretary