Form 10QSB
period 1997-03-31
HARVARD SCIENTIFIC CORP
filed 1997-05-23
CIK 1006598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                                     Commission File Number
   March 31, 1997                                               0-28392
---------------------                                     ----------------------


                            HARVARD SCIENTIFIC CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Nevada                                                88-0226455
----------------------------                           -------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation)                                        Identification Number)



 100 N. Arlington Ave., Suite 23P, Reno, Nevada                 89501
-----------------------------------------------               ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's Telephone number, including area code:  (702) 796 1173
                                                     --------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No

Indicate the number of shares outstanding of each of the Issuer's classes of Common Equity, a of the latest practicable date.


Common Stock,
Par Value $0.001 Per Share                                         11,703,129
--------------------------                                     -----------------
    (Title of Class)                                           (Number of Shares
                                                                 Outstanding at
                                                                  May 21, 1997)

PART I

Item No. 1.       Financial Statements
-----------       --------------------

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                                                             March 31,   December 31,
                                                                                                1997         1996
                                                                                            (Unaudited)   (Audited)
                                                                                            -----------  -----------

Current Assets:
  Cash                                                                                      $3,497,023   $     --
  Prepaid  expenses (Note 7)                                                                   220,000        1,565
                                                                                            -----------  -----------
       Total Current Assets                                                                  3,717,023        1,565
                                                                                            -----------  -----------
Equipment:
  at cost, less accumulated depreciation of
  $3,874 at March 31, 1997 and $3,491 at
  December 31, 1996 (Note 3)                                                                     5,542        5,925
                                                                                            -----------  -----------
Intangible Assets:
  Intellectual Property, net of accumulated amortization
        of $1,357 at March 31, 1997 and $1,048 at
        December 31, 1996 (Notes 4 and 7)                                                        7,638        7,948
  Organizational cost, net of accumulated amortization
        of $109,397 at March 31, 1997 and $105,760
        at December 31, 1996 (Note 7)                                                           66,153       69,789
                                                                                            -----------  -----------
                                                                                                73,791       77,737
                                                                                            -----------  -----------
Other Assets
  Deposits                                                                                         300          300
                                                                                            -----------  -----------

       TOTAL ASSETS                                                                         $3,796,656   $   85,527
                                                                                            ===========  ===========





   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           March 31,   December 31,
                                                             1997         1996
                                                         (Unaudited)    (Audited)
                                                        ------------   ------------
Current Liabilities:
 Accounts payable                                       $     5,226    $    36,625
 Accrued Expenses (Note 5)                                   97,917         20,329
 Bank overdraft                                                --              134
 Due to related parties (Note 7)                            183,535        190,860
 Note payable to related parties (Notes 6 and 7)             37,275         37,275
 Note Payable-Convertible (Note 6)                          250,000        250,000
                                                        ------------   ------------
      Total Current Liabilities                             573,953        535,223
                                                        ------------   ------------

Contingencies (Note 11)                                        --             --


Stockholders' Equity:
 Common Stock, $.001 par value; 100,000,000
      shares authorized; 11,403,129 and 9,883,129
      shares issued and outstanding at March 31, 1997
      and December 31, 1996, respectively (Note 1)           11,403          9,883
 Additional paid-in capital                               3,876,287      2,706,207
 Debentures (net) - convertible to common stock (Note     4,375,000
                                                                  9)          --
 Deficit accumulated during the development stage        (5,039,988)    (3,165,786)
                                                        ------------   ------------
      Total Stockholders' Equity (Deficit)                3,222,703       (449,696)
                                                        ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 3,796,656    $    85,527
                                                        ============   ============









   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS




                                                            Three Months Ended
                                                       ---------------------------    Inception
                                                         March 31,      March 31,         to
                                                           1997           1996         3/31/97
                                                       (Unaudited)      (Audited)    (Unaudited)
                                                       -----------    -----------   ------------

Net Sales                                              $     --       $   26,959    $    187,387
Cost of  Sales                                               --           85,675         221,557
                                                       -----------    -----------   ------------
        Gross Profit                                         --          (58,716)        (34,170)
                                                       -----------    -----------   ------------

Operating Expenses:
     General and administrative expenses (Note 7)      1,856,154         287,148       3,897,024
     Research and development (Note 7)                       377          38,529         429,261
     Depreciation and amortization (Note 7)                4,330          10,247         124,964
                                                       -----------    -----------   ------------
        Total Operating Expenses                       1,860,861         335,924       4,451,249
                                                       -----------    -----------   ------------
        Loss from Operations                          (1,860,861)       (394,640)     (4,485,419)
                                                       -----------    -----------   ------------
Other Income (Expense):
     Settlements (Note 11)                                  --              --          (494,813)
     Interest Income                                        --              --               397
     Interest Expense                                    (13,341)         (1,612)        (35,653)
     Loss on disposition of marketable securities           --              --           (24,500)
                                                       -----------    -----------   ------------
        Total Other Income and Expense                   (13,341)         (1,612)       (554,569)
                                                       -----------    -----------   ------------
Net Loss                                            $ (1,874,202)   $   (396,252)   $ (5,039,988)
                                                       ===========    ===========   ============
Loss per Common Share                               $      (0.18)   $      (0.05)   $      (4.91)
                                                       ===========    ===========   ============
Weighted Average Shares Outstanding (Note 2)          10,308,240       8,757,903       1,025,851
                                                       ===========    ===========   ============








   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995, AND THE PERIOD
             FROM INCEPTION DATE JANUARY 13, 1987 TO MARCH 31, 1997



                                                                   Restated                         Deficit
                                                                 Common Stock         Additional     From
                                                       ----------------------------    Paid-in     Inception
                                                           Shares          Amount      Capital      To Date        Total
                                                       -------------   ------------  -----------  -----------   ----------
Issuance of shares for cash on
    January 13, 1987 (inception)                           103,000     $     103     $   2,097    $     --      $    2,200

Issuance of shares for cash,
    net of offering costs                                   51,000            51        19,223                      19,274

Issuance of shares for services                             90,000            90          --                            90

Issuance of shares for services                             20,000            20          --                            20

Issuance of shares for services                             36,000            36          --                            36

Issuance of shares to acquire
    Grant City Corporation                                  50,000            50        39,827                      39,877

Issuance of shares to effect a
    four-for-one split                                   1,050,000         1,050        (1,050)                       --

Issuance of shares for
    intellectual property rights                         4,196,000         4,196          --                         4,196

Issuance of shares for
    corporation property rights                            394,000           394        24,231                      24,625

Issuance of shares for fees
    and services                                         1,045,000         1,045        96,893                      97,938

Issuance of shares for cash,
    net of offering costs                                  393,500           393       353,757                     354,150

Adjustment of shares to effect a
    four-for-one reverse split                          (5,571,375)       (5,571)        5,571                        --

Cumulative (loss) from inception
    to December 31, 1994                                      --            --            --        (550,386)     (550,386)
                                                       ------------   -----------    ----------   -----------
Balance December 31, 1994                                1,857,125         1,857       540,549      (550,386)       (7,980)




   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995, AND THE PERIOD
             FROM INCEPTION DATE JANUARY 13, 1987 TO MARCH 31, 1997

                                                                   Restated                         Deficit
                                                                 Common Stock         Additional     From
                                                       ----------------------------    Paid-in     Inception
                                                           Shares          Amount      Capital      To Date        Total
                                                       -------------   ------------  -----------  -----------   ----------


December 31, 1994 balance for                          1,857,125          1,857       540,549       (550,386)       (7,980)

Issuance of shares for fees
    and services                                         553,500           553        530,796                      531,349

Issuance of shares at par value for
    intellectual property rights                       6,138,500         6,139           --                          6,139

Issuance of shares for cash,
    net of offering costs                                200,000           200        831,100                      831,300

Net (loss) for the year ended
    December 31, 1995                                       --             --            --         (676,455)     (676,455)
                                                    ----------------  -----------------------------------------------------
Balance December 31, 1995                              8,749,125         8,749      1,902,445     (1,226,841)      684,353

Issuance of shares for services
    and debt reduction                                   565,254           565        309,518                      310,083

Issuance of shares for legal
settlement                                               568,750           569        494,244                      494,813

Net (loss) for the year ended
    December 31, 1996                                       --             --            --       (1,938,945)   (1,938,945)
                                                    ----------------  -----------------------------------------------------
Balance December 31, 1996                              9,883,129          9,883     2,706,207     (3,165,786)     (449,696)

Issuance of shares for cash,
    net of offering costs                                250,000           250        124,750                      125,000

Issuance of shares for fees
    and services                                       1,270,000         1,270      1,045,330                    1,046,600

Net (loss) for the Quarter ended
    March 31, 1997                                          --             --            --       (1,874,202)   (1,874,202)
                                                    ----------------  -----------------------------------------------------
Balance March 31, 1997                                11,403,129      $  11,403   $ 3,876,287    $(5,039,988)  $(1,152,298)
                                                    ================  =====================================================





   The accompanying Notes are an integral part of these financial statenments.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS




                                                      Three Months Ended
                                                 ---------------------------    Inception
                                                   March 31,      March 31,        to
                                                     1997           1996         3/31/97
                                                  (Unaudited)     (Audited)    (Unaudited)
                                                 ------------   ------------   -----------
Cash Flows form Operating Activities:

     Cash received from customers                 $     --      $    26,959    $   181,000
     Cash paid to suppliers and employees         (1,002,843)      (772,300)    (3,339,710)
     Cash paid for interest                             --           (1,612)        (3,167)
     Cash paid for settlement                           --             --          (50,000)
                                                 ------------   ------------   ------------
         Net Cash Used in Operating Activities    (1,002,843)      (746,953)    (3,211,877)
                                                 ------------   ------------   ------------
Cash Flows from Investing Activities:
     Cash from sale (purchase) of equipment             --           (2,103)       (24,897)
     Capitalized organization costs                     --             --         (150,924)
     Purchase of marketable securities                  --             --          (24,500)
                                                 ------------   ------------   ------------
         Net Cash Used in Investing Activities          --           (2,103)      (200,321)
                                                 ------------   ------------   ------------
Cash Flows from Financing Activities:
     Proceeds from issuance of capital stock,
         net of offering costs                       125,000           --        1,621,946
     Proceeds from debt, net of costs                   --             --          415,444
     Proceeds from debentures, net of costs        4,375,000           --        5,000,000
     Principal payments on debt                         --          (30,400)      (128,169)
                                                 ------------   ------------   ------------
         Net Cash Provided by Financing
             Activities                            4,500,000        (30,400)     6,909,221
                                                 ------------   ------------   ------------
Net Increase (Decrease) in Cash                    3,497,157       (779,456)     3,497,023

Cash at beginning of period                             (134)       799,466           --
                                                 ------------   ------------   ------------
Cash at end of period                            $ 3,497,023    $    20,010    $ 3,497,023
                                                 ============   ============   ============



   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)




                                                        Three Months Ended
                                                  -----------------------------     Inception
                                                      March 31,      March 31,         to
                                                        1997           1996          3/31/97
                                                    (Unaudited)      (Audited)     (Unaudited)
                                                  --------------  -------------  -------------

Reconciliation of Net Loss to Net Cash
     Used in Operating Activities:

Net Loss                                            $(1,874,202)   $  (396,252)   $(5,039,988)

Adjustments to Reconcile Net Loss to
     Net Cash Provided by (Used in)
     Operating Activities:

     Book value of assets sold                             --             --            6,483
     Loss on disposition of marketable securities          --             --           24,500
     Depreciation and amortization                        4,330         10,247        124,964
     Issuance of stock for director's fees
          and services                                1,046,600          5,000      1,735,975
     Issuance of stock in legal settlement                 --             --          494,813
     (Increase) decrease in assets:
         Prepaid expenses                              (218,435)        57,105       (220,000)
         Deposits                                          --          (10,000)          (300)
     Increase (decrease) in liabilities:
         Accounts payable                               (31,399)       (70,780)         5,225
         Accrued expenses                                77,588        (84,080)        97,916
         Due to related parties                          (7,325)      (258,193)       183,535
                                                  --------------  -------------  -------------
                 Total Adjustments                      871,359       (350,701)     2,453,111
                                                  --------------  -------------  -------------
Net Cash Used in Operating Activities               $(1,002,843)   $  (746,953)   $(2,586,877)
                                                  ==============  =============  =============









   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 1997 and December 31, 1996


NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION

Nature of Business:
Harvard Scientific Corp. (the "Company") is a development stage company. The Company's primary business operations consist of development, commercialization, marketing, and distribution of products relating to prostaglandin/microsphere delivery and the manner in which the product is applied in treating male sexual dysfunction. The Company has preliminary data available, indicating the possible benefits of such a therapy.

On February 13, 1996, the Company received an assignment of an application for a patent entitled "PGE-1 Containing Lyophilized Liposomes For Use In The Treatment of Erectile Dysfunction" and identified as United States Application No. 08/573,408 ("PGE-1"). The assignment was made by the holder of the application, Bio-Sphere Technology, Inc. ("BTI"), the Company's majority shareholder. The Company plans to focus on PGE-1 to bring the product to the marketplace.

Organization:
The Company was incorporated under the laws of the State of Nevada on January 13, 1987, under the name of Witch Doctors Bones, Inc. On August 12, 1987, the Company qualified a public offering under Rule 504 of Regulation D of the Securities Act of 1933, as amended, with the Secretary of State of Nevada. On June 17, 1988, the Company changed its name to Carey Ward, Inc.

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

On January 18, 1994, the Company changed its name to The Male Edge, Inc. On May 10, 1994, the Company changed its name to Harvard Scientific Corp.

The Company has 100,000,000 shares of common stock authorized with 11,403,129 shares issued and outstanding as of March 31, 1997, and 9,883,129 issued and outstanding on December 31, 1996. BTI owned approximately 56% of the Company's shares at March 31, 1997.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organizational Costs:
Organization costs are being amortized over a five-year period using the straight-line method. Also see the discussion contained in Note 7.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 1997 and December 31, 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equipment:
Equipment is stated at cost. Depreciation is incorporated on a double declining balance basis over periods of 5 to 7 years. Expenditures for maintenance and repairs are charged to expenses as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in expense. See Note 3.

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

Earnings per share:
Primary loss per share amounts are computed based upon the weighted average number of shares actually outstanding plus the additional estimated number of shares that would be outstanding, assuming conversion of the 6% convertible debenture. See Note 9.

Income Tax:
Because of losses sustained since inception, no provision has been made for income tax.


NOTE 3 - EQUIPMENT

Equipment at March 31, 1997 and December 31, 1996, consists of the following:

                                   March 31, 1997          December 31, 1996
                                ---------------------   ----------------------
Equipment                       $              9,416    $               9,416
Less: accumulated depreciation                 3,874                    3,491
                                ---------------------   ----------------------
                                $              5,542    $               5,925
                                ---------------------   ----------------------

The Company relocated to Reno, Nevada, during December 1996. By relocating, the Company reduced its need for certain equipment and leasehold improvements. The Company does not own manufacturing equipment for its product. The product has been and will continue to be manufactured by third-party manufacturers according to the Company's specifications.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 1997 and December 31, 1996


NOTE 4 - INTELLECTUAL PROPERTIES

On January 7, 1994, the Company exchanged 2,856,000 shares of common stock with BTI for the intellectual rights to patent, develop, manufacture, and market PGE-1. The Company recorded the transfer of intellectual properties at the par value of stock transferred, which amounted to $2,856. BTI's largest shareholder, the originator of PGE-1, holds a 2% royalty interest in the Company's gross proceeds.

On November 16, 1995, the Company exchanged 6,138,500 shares of common stock with BTI for assistance in raising working capital and patent application and for management assistance and distribution agreements associated with the PGE-1 product. The Company recorded the transfer at the par value of stock transferred, which amounted to $6,139.

During 1996, the Company expensed the unamortized cost of acquiring technology relating to the development of an HIV home test kit. The Company, which originally acquired the rights in exchange for 335,000 shares of common stock, ceased product development in connection with a settlement accrued in 1995.


NOTE 5 - ACCRUED EXPENSES

Accrued expenses at March 31, 1997 and December 31, 1996 consist of the following:

                                       March 31, 1997        December 31, 1996
                                     ------------------    ---------------------
Payroll                               $          63,640     $              9,680
Payroll taxes                                     4,869                    1,000
Interest on notes and debentures                 29,408                    9,649
                                     ------------------    ---------------------
                                      $          97,917     $             20,329
                                     ------------------    ---------------------

Also see Notes 9 and 10.


NOTE 6 - NOTES PAYABLE

The Company had the following notes payable at March 31, 1997 and December 31, 1996:

                                       March 31, 1997        December 31, 1996
                                     ------------------    ---------------------
8% note, payable to former director
       on demand, unsecured (Note 7)  $          37,275     $             37,275
7% convertible debentures                       250,000                  250,000
                                     -------------------   ---------------------
                                      $         287,275     $            287,275
                                     -------------------   ---------------------

Also see Notes 9 and 10.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 1997 and December 31, 1996


NOTE 7 - RELATED PARTY TRANSACTIONS

During 1994, the Company paid $150,000 to related parties for work performed in completing a merger (described in Note 1). Of this amount, $100,000 was paid to BTI. The remaining $50,000 was paid to individuals affiliated with BTI. These amounts have been capitalized, and are included in organizational costs.

Additional organizational costs of $24,625 were capitalized in 1994. The Company transferred 246,000 shares of common stock to former owners and directors in return for corporation property rights and 148,000 shares to individuals for assistance in acquiring the rights. These shares were valued at $.0625 per share, as determined by a 1994 appraisal.

During 1994 and 1995, the Company entered into three significant transactions with related parties for the acquisition of intellectual rights, and for the provision of technological, management, fundraising and marketing assistance.
Note 4 describes the valuation of these transactions.

The Company has a payable to BTI of $183,535 as of March 31, 1997 and December 31, 1996. The payable is related to costs incurred by BTI, on the Company's behalf, for consultation and rent, and for research and development of the PGE-1 product.

The Company has a note payable to a former director as of March 31, 1997 and December 31, 1996 (Note 6). The amount of accrued interest associated with the note at March 31, 1997 and December 31, 1996 was $7,164 and $6,419, respectively.

The Company often pays for services, fees, and salaries by issuing shares of common stock. The shares are valued at a discount of free-trading stock, if market valuation is available. Several material transactions of this type occurred during 1995 and 1996, during which time the Company issued 1,188,754 shares, recorded at $841,432.

On March 18, 1997, the Company issued 420,000 shares of its common stock to four individuals for prepaid legal fees through March of 1998 and for past consulting services, and 850,000 shares to officers and directors of the Company for prior services rendered.

Also  see  discussions  regarding  agreements,   intellectual  properties,   and
subsequent events in Notes 4, 10, and 13.


NOTE 8 - INCOME TAXES

The Company has federal net operating loss carryforwards for financial statement purposes of approximately $5,600,000 at March 31, 1997, which will be used to offset future earnings of the Company. The loss carryforwards will expire during the years ending 2002 through 2012 if not used.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 1997 and December 31, 1996


NOTE 9 - CONVERTIBLE DEBENTURES

In March 1997, pursuant to a private placement, the Company (a) sold to one investor $5,000,000 principal amount of 6% Convertible Debentures (the "Debentures") due March 30, 1998 and (b) received a commitment from that investor, subject to various conditions, to purchase additional Debentures in the aggregate principal amount of up to $10,000,000 in two tranches of $5,000,000 each, also to be due March 30, 1998. The Debentures will be convertible into shares of common stock at the lesser of the market price on March 21, 1997, or 80% of the market price on the conversion date. The Company has the right to require, by written notice to the holder of this debenture at any time on or before ten days prior to the maturity date, that the holder of this debenture exercise its right of conversion with respect to all or that portion of the principal amount and interest outstanding on the maturity date. The Company's intention is to require conversion. See Note 13.


NOTE 10 - AGREEMENTS

In conjunction with the agreement of November 16, 1995, between BTI and the Company (Note 4), BTI transferred four agreements to the Company related to the manufacture, marketing, and distribution of the PGE-1 product overseas. The Company terminated two of these agreements during 1996 for nonperformance. A third agreement for distribution in Korea was terminated in 1996 by mutual agreement. The Company is prepared to terminate a fourth agreement with its European licensor, Pharma Maehle unless Pharma Maehle can resolve the Company's concerns (Note 11).

In December 1996, the Company entered into an agreement with Martin E. Janis & Company, Inc., a public relations agency. The agency was to carry out a financial public relations program for the Company through June of 1997 in exchange for out-of-pocket costs and an option on 50,000 shares of free-trading common stock, exercisable at $1.25 per share.


NOTE 11 - CONTINGENCIES

The Company has been named as a party in certain pending or threatened legal, governmental, administrative, or judicial proceedings that arose in the ordinary course of business. These pending or threatened proceedings may affect the Company in a material way.

The December 31, 1996 financial statements reflect the manner in which the Company has resolved two litigations:

         a. The Company reached a mutual release regarding a Distribution Agreement, which provided for the manufacturing, marketing, and distribution of HIV test kits. The mutual release called for a $50,000 payment, which accrued during 1995 and was paid in full during the first quarter of 1996.

         b. The Company amicably settled an action with Thomas E. Waite & Associates regarding a contract under which Waite was to provide an array of business services. The Company issued 568,750 shares of common stock in settlement, which accrued in the December 31, 1996 financial statements at $494,813.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 1997 and December 31, 1996


NOTE 11 - CONTINGENCIES (CONTINUED)

In February 1997, two noteworthy legal actions transpired:

         a. The Company became a defendant in a U.S. District Court action initiated by Ailouros Ltd. Ailouros claims that it is entitled to 263,225 shares of common stock and/or damages in the amount of $2,000,000. The Company had previously initiated a lawsuit in the Nevada courts respecting the same claim, and both matters were removed to Federal court. The Company is asking that any shares issued to Ailouros be issued pursuant to the requirements of the SEC's Regulation S. It is too early to estimate the monetary outcome of this litigation.

         b. The Company filed an action for damages due to negligence and breach of contract by D. Weckstein and Co., Inc. and Donald Weckstein. The contract at issue was an agreement to obtain financing in exchange for Company stock. The Weckstein defendants subsequently filed a lawsuit in New York against the Company respecting the same contract, and asked for damages against a third party for tortious interference with the contract. The Weckstein plaintiffs seek damages on their contract claim in the amount of $250,000 and $400,000, and damages in excess of $10,000 on an abuse of process claim. However, this litigation was settled in April 1997 (See Note 13 - Subsequent Events).

One additional act may impact the Company in the future. The Company is prepared to terminate its licensing agreement with Pharma Maehle, the holder of the Company's distribution rights in a portion of its overseas market. The Company is negotiating to resolve the contract issues to benefit business operations, but the ultimate resolution and its impact upon the Company cannot be estimated.

The Company experienced a management change in December 1996 as it moved its headquarters to Reno, Nevada, but expects no negative impact from that change.

The ultimate effect of other proceedings cannot be estimated


NOTE 12 - UNCERTAINTY - GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company's future success is dependent upon its ability to raise additional funds to complete the commercialization process for its erectile dysfunction treatment product. The Company intends to obtain these funds through public and private financing or from other sources, such as collaboration agreements. Although the Company has sold $5,000,000 principal amount of Debentures (Note 9), and has an undertaking, subject to various conditions, to raise an additional $10,000,000 principal amount of Debentures, there can be no assurance that this additional funding will occur or be sufficient and that, if this additional funding does not occur or is sufficient, other required funds will be available or will be available on terms satisfactory to the Company. Failure to obtain adequate financing could cause a delay or termination of the Company's product development and marketing efforts.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 1997 and December 31, 1996


NOTE 13 - SUBSEQUENT EVENTS

Relative to the Company's undertaking to issue $15,000,000 in 6% Convertible Debentures, on April 14, 1997, the Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 (together with all amendments thereto), under the Securities Act with respect to the securities offered thereby. The registration relates to an aggregate of 12,064,344 shares of Common Stock, $.001 par value per share, which is approximately 300% of the 4,021,448 shares issuable if the proposed $15,000,000 principal amount of Debentures had been outstanding on April 14, 1997, and all the Debentures had been converted on that date. See Note 9.

The lawsuits involving D. Weckstein and Co., Inc. and Donald Weckstein, and the Company and a third party, were settled on April 23, 1997, with the issuance of 35,000 shares of the Company's common stock to D. Weckstein & Co., Inc.

Item No. 2.       Management's Discussion and Analysis or Plan of Operation.
-----------       ----------------------------------------------------------

         The Registrant incorporates herein by this reference Management's Discussion and Analysis contained in the Registrant's Form SB-2 filed with the Securities and Exchange Commission on or about April 21, 1997.



PART II - OTHER INFORMATION

Item No. 1.       Legal Proceedings.
-----------       ------------------

         The Registrant incorporates herein by this reference the description of legal proceedings contained in the Registrant's Form SB-2 filed with the Securities and Exchange Commission on or about April 21, 1997 with the following modifications:

         A.       Harvard  Scientific  Corp.  v.  D.  Wechstein  & Co., Inc. and
                  D. Wechstein & Co., Inc. v. Harvard Scientific Corp. and Thomas E. Waite & Associates Inc.

                  The Registrant's Form SB-2 refers to two cases involving the Registrant and D. Wechstein & Co., Inc. One action was filed in the Second Judicial District Court of Nevada, County of Washoe, on or about February 10, 1997 and the second case was filed in the Supreme Court of New York, County of New York, filed on or about February 18, 1997. The actions are more fully described in the Registrant's Form SB-2 filed with the Securities and Exchange Commission on or about April 21, 1997, and such description is incorporated herein by this reference. Both actions were settled amicably between the parties and the litigation is no longer pending.

         B.       Rex Morden v. Harvard Scientific Corp.

                  The Registrant's Form SB-2 describes an action involving the Registrant and an individual known as Rex Morden. The action was filed on or about March 17, 1997 in the District Court of Nevada, County of Clark. The action is more fully described in the Registrant's Form SB-2 filed with the Securities and Exchange Commission on or about April 21, 1997, and such description is incorporated herein by this reference. The action was settled amicably between the parties and is no longer pending.

         C.       Neal Armstrong v. Harvard Scientific Corp.

                  On or about April 4, 1997, Neal Armstrong, a former officer and director of the Registrant, filed a complaint in a District Court of Clark County, State of Nevada, which listed the Registrant as a defendant. Also listed as defendants are Don Steffens, the Chief Financial Officer, Secretary, Treasurer and a Director of the Registrant; Dr. Jackie See, a Director of the Registrant; and Ian Hicks, Chairman of the Board, President, Chief Executive Officer and a Director of the Registrant. In his complaint, Armstrong alleges that the Registrant breached the terms of an employment agreement which Armstrong alleges he had with the Registrant. Armstrong alleges that the Registrant wrongfully terminated his employment with the Registrant pursuant to the terms of his employment agreement and that the other defendants conspired with one another to terminate his employment with the Registrant. The complaint seeks compensatory damages, punitive damages and reasonable attorneys' fees and costs in a total amount in excess of $10,000.00. The Registrant is defending the action.

Item No. 2.       Changes in Securities.
-----------       ----------------------

         Any changes regarding the securities of the corporation are described in the Registrant's Form SB-2 filed with the Securities and Exchange Commission on or about April 21, 1997. Such information is contained in the section captioned "Description of Securities" in that Form SB-2 and such description is incorporated herein by this reference.

Item No. 3.       Defaults Upon Senior Securities.
-----------       --------------------------------

         None

Item No. 4.       Submission of Matters to a Vote of the Security Holders.
-----------       --------------------------------------------------------

         No matters have been submitted to a vote of the security holders during the period covered by this report through the solicitation of proxies or otherwise.

Item No. 5.       Other Information.
-----------       ------------------

         In March 1997, pursuant to a private placement, the Registrant (a) sold to one investor $5,000,000 principal amount of 6% Convertible Debentures (the "Debentures') and (b) received a commitment from that investor, subject to various conditions, to purchase additional Debentures in the aggregate principal amount of up to $10,000,000 in two tranches of $5,000,000 each. The investor may convert the Debentures into Common Stock.

         The Registrant's 6% Convertible Debentures ("Debentures") bear an interest rate of six percent (6%) per annum and mature on March 30, 1998 as to the $5,000,000 principal amount of Debentures currently outstanding and as of the end of the first anniversary month of the issuance of the two additional $5,000,000 tranches of Debentures that the Selling Shareholder has agreed to purchase. The Debentures are issuable in denominations of $100,000 and integral multiples thereof and, at the holder's request, are exchangeable for an equal aggregate principal amount of debentures of different authorized denominations. Upon maturity of the Debentures, payment for principal and accrued interest will be made either in currency or in shares of the Registrant's Common Stock, at the option of the holder.

         The holder may convert the Debentures into Common Stock commencing on the effective date of the Registration Statement. The conversion price per share will be either (a) $6.525, the Market Price as defined in the Debentures as of March 21, 1997, or (b) 80% of the Market Price on the date of conversion, whichever is lower. "Market Price," as used herein, means the average closing bid price of the Common Stock on the five (5) trading days immediately preceding Mar h 21, 1997 or Conversion Date as may be applicable, as reported by the National Association of Securities Dealers, or the closing bid price on the over-the-counter market on such date or, in the event the Common Stock is listed on a stock exchange or traded on NASDAQ, the Market Price means the closing price on the exchange on such date, as reported in the Wall Street Journal. The Registrant has the option to pay the interest accrued from the date of issuance to the date of conversion either in cash or in shares of Common Stock.

         The Registrant may redeem any Debentures for which a Notice of Conversion has not been submitted if the conversion price equals or is less than $1.60 per share by delivering a Notice of Redemption to the holder. However, the holder may still opt to convert any such Debentures into shares of Common Stock by submitting a Notice of Conversion to the Registrant within three business days of the holder's receipt of the Registrant's Notice of Redemption.

         The redemption price will be 125% of the principal amount of the Debentures, plus accrued unpaid interest. The Registrant must pay the redemption price to the holder within ten days from the date of the Notice of Redemption. If the Company fails to make the redemption payment within these ten days, the Registrant forfeits its right to redeem those Debentures.

         A holder may also require the Registrant to declare whether it intends to effect a redemption within the following ten days by faxing a notice to the Registrant. The Registrant must respond to this notice within 24 hours. If it fails to do so, the Registrant may not redeem that holder's Debentures during the ten day period commencing 24 hours after the date of the notice from the holder.

Item No. 6.       Exhibits and Reports on Form 8-K.
-----------       ---------------------------------

         A.       Exhibits

                  (2) Plan of acquisition, reorganization, liquidation or succession: None

                  (3)      (i)  Articles of Incorporation*
                           (ii) By-laws*

                  (4) Instruments defining the rights of holders, including indentures: Form of 6% Debenture**

                  (10) Material contracts: Securities Purchase Agreement dated March 21, 1997 between the Registrant and Springrange Investment Group, Ltd.**

                  (27)     Financial Data Schedule

*Incorporated by reference from the Registrant's Form 10-SB.

**Incorporated by reference from the Registrant's Form SB-2 filed on or about April 21, 1997.


         B.       Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 31, 1997.

                            HARVARD SCIENTIFIC CORP.



                                                     By   /s/ Don Steffens
                                                       ---------------------
                                                              Don Steffens
                                    Secretary