Form 10QSB/A
period 1997-03-31
HARVARD SCIENTIFIC CORP
filed 1997-07-22
CIK 1006598

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                              AMENDED FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                                     Commission File Number
   March 31, 1997                                                 0-28392
---------------------                                     ----------------------


                            HARVARD SCIENTIFIC CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



        Nevada                                                88-0226455
----------------------------                             -----------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation)                                        Identification Number)



 100 N. Arlington Ave., Suite 23P, Reno, Nevada                   89501
-----------------------------------------------               ------------
(Address of principal executive offices)                       (Zip Code)


Registrant's Telephone number, including area code:  (702) 796 1173
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

                                BALANCE SHEETS

                                     ASSETS



                                                                  March 31,    December 31,
                                                                    1997          1996
                                                                 (Unaudited)    (Audited)
                                                                 -----------  ------------

Current Assets:
        Cash                                                     $3,497,023   $      --
        Prepaid  expenses (Note 7)                                  220,000        1,565
        Deferred debt issue costs (Note 11)                         625,000          --
                                                                 -----------  ------------
             Total Current Assets                                 4,342,023        1,565

Equipment:
        at cost, less accumulated depreciation of
        $3,874 at March 31, 1997 and $3,491 at
        December 31, 1996 (Note 3)                                    5,542        5,925
                                                                 -----------  ------------
Intangible Assets:
        Intellectual Property, net of accumulated amortization
              of $1,357 at March 31, 1997 and $1,048 at
              December 31, 1996 (Notes 4 and 7)                       7,638        7,948
        Organizational cost, net of accumulated amortization
              of $109,397 at March 31, 1997 and $105,760
              at December 31, 1996 (Note 7)                          66,153       69,789
                                                                 -----------  ------------
                                                                     73,791       77,737
                                                                 -----------  ------------
Other Assets
        Deposits                                                        300          300
                                                                 -----------  ------------

             TOTAL ASSETS                                        $4,421,656   $   85,527
                                                                 ===========  ============





   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 March 31,     December 31,
                                                                   1997           1996
                                                                (Unaudited)     (Audited)
                                                                -----------    -----------

Current Liabilities:
        Accounts payable                                       $     5,226    $    36,625
        Accrued Expenses (Note 5)                                   97,917         20,329
        Bank overdraft                                                --              134
        Due to related parties (Note 7)                            183,535        190,860
        Note payable to related parties (Notes 6 and 7)             37,275         37,275
        Debentures payable - Convertible (Note 11)               5,000,000           --
        Note Payable-Convertible (Note 6)                          250,000        250,000
                                                                -----------    -----------
             Total Current Liabilities                           5,573,953        535,223
                                                                -----------    -----------

Contingencies: (Note 10)                                              --             --


Stockholders' Equity:
        Common Stock, $.001 par value; 100,000,000
             shares authorized; 11,403,129 and 9,883,129
             shares issued and outstanding at March 31, 1997
             and December 31, 1996, respectively (Note 1)           11,403          9,883
        Additional paid-in capital                               3,876,287      2,706,207
        Deficit accumulated during the development stage        (5,039,988)    (3,165,786)
                                                                -----------    -----------
             Total Stockholders' Equity (Deficit)               (1,152,298)      (449,696)
                                                                -----------    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 4,421,656    $    85,527
                                                                ===========    ===========





   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                             Three Months Ended          Inception
                                                          March 31,       March 31,         to
                                                            1997            1996          3/31/97
                                                         (Unaudited)     (Audited)      (Unaudited)
                                                         -----------    -----------     -----------
Net Sales                                               $      --      $     26,959    $    187,387
Cost of  Sales                                                 --            85,675         221,557
                                                        ------------    ------------    ------------
                Gross Profit                                   --           (58,716)        (34,170)
                                                        ------------    ------------    ------------
Operating Expenses:
        General and administrative expenses (Note 7)      1,856,154         287,148       3,897,024
        Research and development (Note 7)                       377          38,529         429,261
        Depreciation and amortization (Note 3)                4,330          10,247         124,964
                                                        ------------    ------------    ------------
                Total Operating Expenses                  1,860,861         335,924       4,451,249
                                                        ------------    ------------    ------------
                Loss from Operations                     (1,860,861)       (394,640)     (4,485,419)
                                                        ------------    ------------    ------------
Other Income (Expense):
        Settlements (Note 10)                                  --              --          (494,813)
        Interest Income                                        --              --               397
        Interest Expense                                    (13,341)         (1,612)        (35,653)
        Loss on disposition of marketable securities           --              --           (24,500)
                                                        ------------    ------------    ------------
                Total Other Income and Expense              (13,341)         (1,612)       (554,569)
                                                        ------------    ------------    ------------
Net Loss                                               $ (1,874,202)   $   (396,252)   $ (5,039,988)
                                                        ============    ============    ============
Loss per Common Share                                  $      (0.18)   $      (0.05)
                                                        ============    ============
Weighted Average Shares Outstanding (Note 2)             10,308,240       8,757,903
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


                                                                                        Deficit
                                                     Restated            Additional      From
                                                   Common Stock           Paid-in      Inception
                                               Shares        Amount       Capital       To Date        Total
                                              --------      ------------------------------------------------
Issuance of shares for cash on
    January 13, 1987 (inception)              103,000    $      103    $    2,097     $    --     $    2,200

Issuance of shares for cash,
    net of offering costs                      51,000            51        19,223                     19,274

Issuance of shares for services               146,000           146          --                          146

Issuance of shares to acquire
    Grant City Corporation                     50,000            50        39,827                     39,877
                                          -----------    ----------------------------------------------------
Balance December 31, 1993                     350,000           350        61,147           --        61,497

Issuance of shares to effect a
    four-for-one split                      1,050,000         1,050        (1,050)                      --

Issuance of shares for
    intellectual property rights            4,196,000         4,196          --                        4,196

Issuance of shares for
    corporation property rights               394,000           394        24,231                     24,625

Issuance of shares for fees
    and services                            1,045,000         1,045        96,893                     97,938

Issuance of shares for cash,
    net of offering costs                     393,500           393       353,757                    354,150

Adjustment of shares to effect a
    four-for-one reverse split             (5,571,375)       (5,571)        5,571                       --

Cumulative (loss) from inception
    to December 31, 1994                         --            --            --        (550,386)     (550,386)
                                          -----------    -----------------------------------------------------
Balance December 31, 1994                   1,857,125         1,857       540,549      (550,386)       (7,980)





   The accompanying Notes are an integral part of these financial statements.

                                                                                        Deficit
                                                     Restated            Additional      From
                                                   Common Stock           Paid-in      Inception
                                               Shares        Amount       Capital       To Date        Total
                                              --------      -------------------------------------------------

December 31, 1994 balance forward           1,857,125         1,857       540,549      (550,386)      (7,980)

Issuance of shares for fees
    and services                              553,500           553       530,796                    531,349

Issuance of shares at par value for
    intellectual property rights            6,138,500         6,139          --                        6,139

Issuance of shares for cash,
    net of offering costs                     200,000           200       831,100                    831,300

Net (loss) for the year ended
    December 31, 1995                            --            --            --        (676,455)    (676,455)
                                        -------------    ----------------------------------------------------
Balance December 31, 1995                   8,749,125         8,749     1,902,445    (1,226,841)     684,353

Issuance of shares for services               255,000           255        59,828                     60,083

Issuance of shares in conversion
    of debt                                   310,254           310       249,690                    250,000

Issuance of shares for legal settlement       568,750           569       494,244                    494,813

Net (loss) for the year ended
    December 31, 1996                            --            --            --      (1,938,945)  (1,938,945)
                                        -------------    ----------------------------------------------------
Balance December 31, 1996                   9,883,129         9,883     2,706,207    (3,165,786)    (449,696)

Issuance of shares for cash,
    net of offering costs                     250,000           250       124,750                    125,000

Issuance of shares for fees
    and services                            1,270,000         1,270     1,045,330                  1,046,600

Net (loss) for the Quarter ended
    March 31, 1997                               --            --            --      (1,874,202)  (1,874,202)
                                        -------------    ----------------------------------------------------
Balance March 31, 1997                     11,403,129   $    11,403   $ 3,876,287   $(5,039,988) $(1,152,298)
                                        =============    ====================================================

  The accompanying Notes are an integral part of these financial statenments.

                            HARVARD SCIENTIFIC CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                             Three Months Ended         Inception
                                                          March 31,       March 31,        to
                                                            1997            1996         3/31/97
                                                         (Unaudited)      (Audited)    (Unaudited)
                                                        -------------    -----------  -------------
Cash Flows form Operating Activities:

        Cash received from customers                     $        -    $    26,959    $   181,000
        Cash paid to suppliers and employees             (1,002,843)      (772,300)    (2,714,710)
        Cash paid for interest                                 --           (1,612)        (3,167)
        Cash paid for settlement                               --             --          (50,000)
                                                         -----------   ------------   ------------
                Net Cash Used in Operating Activities    (1,002,843)      (746,953)    (2,586,877)
                                                         -----------   ------------   ------------
Cash Flows from Investing Activities:
        Cash from sale (purchase) of equipment                 --           (2,103)       (24,897)
        Capitalized organization costs                         --             --         (150,924)
        Purchase of marketable securities                      --             --          (24,500)
                                                         -----------   ------------   ------------
                Net Cash Used in Investing Activities          --           (2,103)      (200,321)
                                                         -----------   ------------   ------------
Cash Flows from Financing Activities:
        Proceeds from issuance of capital stock,            125,000           --        1,371,946
        Proceeds from debt converted to stock                  --             --          250,000
        Proceeds from debt                                     --             --          415,444
        Proceeds from debentures, net of costs            4,375,000           --        4,375,000
        Principal payments on debt                             --          (30,400)      (128,169)
                                                         -----------   ------------   ------------
                Net Cash Provided by Financing
                    Activities                            4,500,000        (30,400)     6,284,221
                                                         -----------   ------------   ------------
Net Increase (Decrease) in Cash                           3,497,157       (779,456)     3,497,023

Cash at beginning of period                                    (134)       799,466           --
                                                         -----------   ------------   ------------
Cash at end of period                                   $ 3,497,023    $    20,010    $ 3,497,023
                                                         ===========   ============   ============



   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                            Three Months Ended        Inception
                                                        March 31,        March 31,       to
                                                          1997             1996        3/31/97
                                                       (Unaudited)      (Audited)    (Unaudited)
                                                       -----------     -----------   -----------

Reconciliation of Net Loss to Net Cash
        Used in Operating Activities:

Net Loss                                               $(1,874,202)   $  (396,252)   $(5,039,988)
                                                       ------------   ------------   ------------
Adjustments to Reconcile Net Loss to
        Net Cash Provided by (Used in)
        Operating Activities:

        Book value of assets sold                             --             --            6,483
        Loss on disposition of marketable securities          --             --           24,500
        Depreciation and amortization                        4,330         10,247        124,964
        Issuance of stock for director's fees
                 and services                            1,046,600          5,000      1,735,975
        Issuance of stock in legal settlement                 --             --          494,813
        (Increase) decrease in assets:
                Prepaid expenses                          (218,435)        57,105       (220,000)
                Deposits                                      --          (10,000)          (300)
        Increase (decrease) in liabilities:
                Accounts payable                           (31,399)       (70,780)         5,225
                Accrued expenses                            77,588        (84,080)        97,916
                Due to related parties                      (7,325)      (258,193)       183,535
                                                       ------------   ------------   ------------
                        Total Adjustments                  871,359       (350,701)     2,453,111
                                                       ------------   ------------   ------------
Net Cash Used in Operating Activities                  $(1,002,843)   $  (746,953)   $(2,586,877)
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

On January 18, 1994, the Company changed its name to The Male Edge, Inc. On May 10, 1994, the Company changed its name to Harvard Scientific Corp.

The Company has 100,000,000 shares of common stock authorized with 11,403,129 shares issued and outstanding as of March 31, 1997, and 9,883,129 issued and outstanding on December 31, 1996. BTI owned approximately 56% and 63% of the Company's shares on March 31, 1997 and on December 31, 1996, respectively.

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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 1997 and December 31, 1996

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equipment:
Equipment is stated at cost. Depreciation is incorporated on a double declining balance basis over periods of 5 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in expense. See Note 3.

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

Earnings per share:
The earnings per share calculation was based on the weighted average number of shares outstanding during the period: 10,308,240 shares at March 31, 1997 (which includes the estimated number of shares that would have been outstanding, assuming conversion of the 6% convertible debenture) (See Note 13), and 8,757,903 shares at March 31, 1996.

Income Tax:
Because of losses sustained since inception, no provision has been made for income tax.

NOTE 3 - EQUIPMENT

Equipment at March 31, 1997 and December 31, 1996, consists of the following:

                                        March 31, 1997      December 31, 1996
                                       -----------------    ------------------
Equipment                              $          9,416     $           9,416
Less: accumulated depreciation                    3,874                 3,491
                                       -----------------    ------------------
                                       $          5,542     $           5,925
                                       -----------------    ------------------

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

NOTE 5 - ACCRUED EXPENSES

Accrued expenses at March 31, 1997 and December 31, 1996 consist of the following:

                                         March 31, 1997      December 31, 1996
                                        -----------------    ------------------
Payroll                                 $         63,640     $           9,680
Payroll taxes                                      4,869                 1,000
Interest on notes and debentures                  29,408                 9,649
                                        -----------------    ------------------
                                        $         97,917     $          20,329
                                        -----------------    ------------------

Also see Notes 6, 7, and 11.

NOTE 6 - NOTES PAYABLE

The Company had the following notes payable at March 31, 1997 and December 31, 1996:

                                                      March 31, 1997  December 31, 1996
                                                      --------------- -----------------
8% note, payable to former director on demand,
    unsecured (Notes 7 and 14)                        $       37,275  $          37,275
7%  convertible debentures, convertible at 50%
    of the market price of the common stock on
    the day before the conversion date (Note 14)             250,000            250,000
                                                      --------------- -----------------
                                                      $      287,275  $         287,275
                                                      --------------- -----------------

Also see Notes 7, 10, and 11.

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

The Company has a payable to BTI of $183,535 as of March 31, 1997 and December 31, 1996. The payable is related to costs incurred by BTI, on the Company's behalf, for consultation and rent, and for research and development of the PGE-1 product. The terms of the payable are open intercompany account, which does not accrue interest.

The Company holds a note payable to a former director as of March 31, 1997 and December 31, 1996 (Note 6). The amount of accrued interest associated with the note at March 31, 1997 and December 31, 1996 was $7,164 and $6,419, respectively. Also see Note 13.

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

Also  see  discussions  regarding  intellectual  properties,   agreements,   and
subsequent events in Notes 4, 9, and 13.


NOTE 8 - INCOME TAXES

The Company has federal net operating loss carryforwards for financial statement purposes of approximately $5,000,000 at March 31, 1997, which will be used to offset future earnings of the Company. The loss carryforwards will expire during the years ending 2002 through 2012 if not used.

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

In February 1997, two noteworthy legal actions transpired:

      a. In an action concerning $150,000 in 7% Convertible Debentures, the Company became a defendant in a U.S. District Court action initiated by Ailouros Ltd. Ailouros claims that it is entitled to 263,225 shares of common stock and/or damages in the amount of $2,000,000. The Company had previously initiated a lawsuit in the Nevada courts respecting the same claim, and both matters were removed to Federal court. The Company is asking that any shares issued to Ailouros be issued pursuant to the requirements of the SEC's Regulation S. See Note 13.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 1997 and December 31, 1996

NOTE 10 - CONTINGENCIES (CONTINUED)

      b. The Company filed an action for damages due to negligence and breach of contract by D. Weckstein and Co., Inc. and Donald Weckstein. The contract at issue was an agreement to obtain financing in exchange for Company stock. The Weckstein defendants subsequently filed a lawsuit in New York against the Company respecting the same contract, and asked for damages against a third party for tortuous interference with the contract. The Weckstein plaintiffs seek damages on their contract claim in the amount of $250,000 and $400,000, and damages in excess of $10,000 on an abuse of process claim. However, this litigation was settled in April 1997 (See Note 13).

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

The ultimate effect of other proceedings cannot be estimated

NOTE 11 - CONVERTIBLE DEBENTURES

In March 1997, pursuant to a private placement, the Company (a) sold to one investor $5,000,000 principal amount of 6% Convertible Debentures (the "Debentures") due March 30, 1998 and (b) received a commitment from that investor, subject to various conditions, to purchase additional Debentures in the aggregate principal amount of up to $10,000,000 in two tranches of $5,000,000 each, also to be due March 30, 1998. The Debentures will be convertible into shares of common stock at the lesser of the market price on March 21, 1997 or 80% of the market price on the conversion date. The Company has the right to require, by written notice to the holder of this debenture at any time on or before ten days prior to the maturity date, that the holder of this debenture exercise its right of conversion with respect to all or that portion of the principal amount and interest outstanding on the maturity date. The Company's intention is to require conversion. See Note 13.

Issuance costs of $625,000 related to the first $5,000,000 principal amount of 6% Convertible Debentures sold in March 1997 were deferred, and will be amortized on a straight-line basis through March 30, 1998. In addition, and in anticipation of a possible conversion to common stock at 80% of the market price on the conversion date, the Company is accounting for the 20% discount to market of $1,000,000 as additional interest expense to be accrued on a straight-line basis through March 30, 1998.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 1997 and December 31, 1996

NOTE 12 - UNCERTAINTY - GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company's future success is dependent upon its ability to raise additional funds to complete the commercialization process for its erectile dysfunction treatment product. The Company intends to obtain these funds through public and private financing or from other sources, such as collaboration agreements. Although the Company has sold $5,000,000 principal amount of Debentures (Note 11), and has an undertaking, subject to various conditions, to raise an additional $10,000,000 principal amount of Debentures, there can be no assurance that this additional funding will occur or be sufficient and that, if this additional funding does not occur or is sufficient, other required funds will be available or will be available on terms satisfactory to the Company. Failure to obtain adequate financing could cause a delay or termination of the Company's product development and marketing efforts.

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

As of June 16, 1997, Ailouros and the Company agreed in principle to settle all litigation between the parties. The settlement agreement is currently being drafted and will require the parties to maintain confidentiality regarding the settlement terms, although in anticipation of such agreement, 450,000 shares of the Company's common stock have been issued to Ailouros.

On May 15, 1997, the litigation between Rex Morden (a former officer of the Company) and the Company was amicably settled and is no longer pending. Under the terms of the settlement agreement, the Company paid Morden $43,775.

On April 2, 1997, the Company entered into a consulting agreement with David E. Jordan for the provision of financial public relations and other services. According to the terms of this agreement, Mr. Jordan received 200,000 shares of the Company's common stock, as well as a monthly fee of $8,000. Mr. Jordan was also entitled to all agency fees which public relations and/or advertising firms receive when preparing material or placing advertising. Such fees were in addition to the monthly consulting fee. In addition, 1,000,000 shares of the Company's common stock were issued to Mr. Jordan and parties related to Mr. Jordan. The Company terminated this agreement on June 17, 1997, and cancelled the 1,000,000 shares that had been issued to Mr. Jordan and parties related to Mr. Jordan.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 1997 and December 31, 1996

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

On July 14, 1997, the investor who purchased the initial $5,000,000 principal amount of 6% Convertible Debentures in March 1997, served a conversion notice for the sum of $700,000 of the principal amount plus interest. The conversion at 80% of market price resulted in the issuance of 864,523 shares of common stock to the investor.

Item No. 2.    Management's Discussion and Analysis or Plan of Operation.

Results of Operations

      The Registrant's major transaction during the first quarter of 1997 was the issuance of $5,000,000 in 6% Convertible Debentures. This issuance brought a net of $4,375,000 into the Registrant's general operating account. Indeed, all of the cash generated by the Registrant's operations during the first quarter of 1997 came from the issuance of the Debentures.

Comparison of the three month period ended March 31, 1997, with the three month period ended March 31, 1996.

      The Registrant reported no net sales during the first quarter of 1997, and, accordingly, reported no cost of sales during that period. The first quarter of 1996 saw net sales of $26,959 and cost of sales of $85,675, resulting in a negative gross profit of ($58,716). The difference in the sales figures between the two quarters was attributable to the Registrant's complete focus on raising capital in 1997 for the purpose of completing the required regulatory review process on its erectile dysfunction product by the FDA and other regulatory agencies, as opposed to limited promotions of the Registrant's products in 1996.

      During the first quarter of 1997, the Registrant also experienced a significant increase in operating expenses over those recorded in the first quarter of 1996. Total operating expenses for the first quarter of 1997 were $1,860,861, an increase of $1,524,937 over the $335,924 incurred during the same quarter of 1996.

      The primary difference in operating expenses between the two quarters occurred in general and administrative expenses, i.e., an increase of $1,569,006. This increase resulted primarily from the issuance of the $5,000,000 in 6% Convertible Debentures in March 1997. The Registrant paid finders' fees of approximately $750,000 in connection with the investment capital transferred to it in exchange for the Debentures. Also, the Registrant incurred legal, accounting and public relations expenses of approximately $576,000 during the first quarter of 1997, almost all of which were in connection with, or as a result of, the issuance of the Debentures in March 1997.

      All of the general and administrative expenses incurred in the first quarter of 1997 represent significant increases over such expenses incurred in the first quarter of 1996. Management anticipates that such general and administrative expenses will continue to be incurred in similar amounts throughout 1997 as the Registrant obtains additional investment capital and expands its operations. The Registrant also continues to incur legal expenses in connection with litigation in which the Registrant is involved.

Liquidity and Capital Resources

      At the end of the first quarter of 1997, the Registrant reported total assets of $4,421,656. This compares with total assets at December 31, 1996 of $85,527. The primary reason for the increase was the increase in cash of $3,497,023 and the appearance of deferred debt issue costs of $625,000; all in connection with the Debentures issued in March 1997.

      The Registrant's total current liabilities for the first quarter of 1997 also increased significantly over the total current liabilities at December 31, 1996. Total current liabilities at the end of March 31, 1997 were $5,573,953, compared with $535,223 at December 31, 1996. Again, the difference resulted from the issuance of the $5,000,000 in 6% Convertible Debentures in March 1997.

      The Registrant also issued shares of its common stock during the first quarter of 1997. A total of 1,520,000 shares were issued in connection with legal and consulting services and for services rendered by officers and directors of the Registrant. The Registrant anticipates that it will continue the practice of issuing shares of its common stock as compensation for services rendered to the Registrant.


PART II - OTHER INFORMATION

Item No. 1.       Legal Proceedings.

      The Registrant incorporates herein by this reference the description of Legal Proceedings contained in the Registrant's Form 10-Q filed with the Securities and Exchange Commission on or about May 23, 1997.

Item No. 2.       Changes in Securities.

      The Registrant incorporates herein by this reference the description of Changes in Securities contained in the Registrant's Form 10-Q filed with the Securities and Exchange Commission on or about May 23, 1997.

Item No. 3.       Defaults Upon Senior Securities.

      The Registrant incorporates herein by this reference the description of Defaults Upon Senior Securities contained in the Registrant's Form 10-Q filed with the Securities and Exchange Commission on or about May 23, 1997.

Item No. 4.       Submission of Matters to a Vote of the Security
                  Holders.

      The Registrant incorporates herein by this reference the description of Submission of Matters to a Vote of the Security Holders contained in the Registrant's Form 10-Q filed with the Securities and Exchange Commission on or about May 23, 1997.

Item No. 5.       Other Information.

      The Registrant incorporates herein by this reference the description of Other Information contained in the Registrant's Form 10-Q filed with the Securities and Exchange Commission on or about May 23, 1997.




Item No. 6.       Exhibits and Reports on Form 8-K.

      A.    Exhibits

      The Registrant incorporates herein by this reference the description of Exhibits contained in the Registrant's Form 10-Q filed with the Securities and Exchange Commission on or about May 23, 1997.


      B.    Reports on Form 8-K

      The Registrant incorporates herein by this reference the description of Reports on Form 8-K contained in the Registrant's Form 10-Q filed with the Securities and Exchange Commission on or about May 23, 1997.

--------------------------------------------------------------------------------
                                  SIGNATURES
--------------------------------------------------------------------------------


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 18, 1997.

                                    HARVARD SCIENTIFIC CORP.



                                    By   /s/ Don Steffens
                                       ------------------
                                          Don Steffens
                                          Secretary