Form 10KSB
period 1996-12-31
HARVARD SCIENTIFIC CORP
filed 1997-07-29
CIK 1006598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDED FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission File Number
      December 31, 1996                                     0-28392
-------------------------                             ----------------------

                            HARVARD SCIENTIFIC CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Nevada                                            88-0226455
----------------------------                          ----------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation)                                     Identification Number)


 100 N. Arlington Ave., Suite 23P, Reno, Nevada                     89501
-----------------------------------------------                   ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's Telephone number, including area code:  (702) 796 1173
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                   Common Stock, Par Value $0.001 Per Share
                   ----------------------------------------
                                (Title of Class)

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


PART I

--------------------------------------------------------------------------------
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

      The Registrant incorporates herein by this reference Part I, Item 1 of the Form 10-KSB the Registrant filed the Securities and Exchange Commission on April 14, 1997.


--------------------------------------------------------------------------------
ITEM 2.     DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

      The Registrant incorporates herein by this reference Part I, Item 2 of the Form 10-KSB the Registrant filed the Securities and Exchange Commission on April 14, 1997.


--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


      The Registrant incorporates herein by this reference Part I, Item 3 of the Form 10-KSB the Registrant filed the Securities and Exchange Commission on April 14, 1997.

--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


      The Registrant incorporates herein by this reference Part I, Item 4 of the Form 10-KSB the Registrant filed the Securities and Exchange Commission on April 14, 1997.


PART II

--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

      The Registrant incorporates herein by this reference Part II, Item 5 of the Form 10-KSB the Registrant filed the Securities and Exchange Commission on April 14, 1997.


--------------------------------------------------------------------------------
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION OR PLAN OF OPERATION
--------------------------------------------------------------------------------


      The Registrant incorporates herein by this reference Part II, Item 6 of the Form 10-KSB the Registrant filed the Securities and Exchange Commission on April 14, 1997.


--------------------------------------------------------------------------------
ITEM 7.     FINANCIAL STATEMENTS
--------------------------------------------------------------------------------





                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                         REPORT ON FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)





                                TABLE OF CONTENTS


                                                                      PAGE  NO.


INDEPENDENT AUDITOR'S  REPORT

      On Financial Statements                                                2

      On Supplemental Schedules                                             17

FINANCIAL STATEMENTS

      Balance Sheets                                                       3-4

      Statements of  Operations                                              5

      Statements of  Stockholders' Equity                                  6-7

      Statements of Cash Flows                                             8-9

      Notes to the Financial Statements                                  10-16

      Schedule V --  Property,  Plant, and Equipment                        18

      Schedule VI - Accumulated Depreciation and Amortization of Property,  19
                       Plant, and Equipment

DALE MCGHIE                                          Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                   1539 Vassar St. Reno, Nevada 89502
                                                      Tel: 702-323-7744
                                                      Fax: 702-323-8288


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
     and Shareholders of
Harvard Scientific Corp.

I have audited the balance sheet of Harvard Scientific Corp. (A Development Stage Company) as of December 31, 1996, and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

I have conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvard Scientific Corp. as of December 31, 1996, and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

W. Dale McGhie, CPA
Reno, Nevada
March 20, 1997,
except for Notes 12 and 13 dated June 2, 1997.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                           December 31, 1996 and 1995





                                                                    1996         1995
                                                                 ---------   ----------

Current Assets:
     Cash                                                        $       -   $  799,466
     Prepaid expenses (Note 7)                                       1,565      425,094
                                                                 ---------   ----------
             Total Current Assets                                    1,565    1,224,560
                                                                 ---------   ----------
Equipment and Leasehold Improvements:
     at cost, less accumulated depreciation of
     $3,491 at December 31, 1996 and $6,637 at
     December 31, 1995 (Note 3)                                      5,925       10,861
                                                                 ---------   ----------
Intangible Assets:
     Intellectual property, net of accumulated amortization
             of $1,048 at December 31, 1996 and $1,771 at
             December 31, 1995 (Notes 4 and 7)                       7,948        8,563
     Organizational cost, net of accumulated amortization
             of $105,760 at December 31, 1996, and $70,754 at
             December 31, 1995 (Note 7)                             69,789      104,796
                                                                 ---------   ----------
                                                                    77,737      113,359
                                                                 ---------   ----------
Other Assets:
     Deposits                                                          300          300
                                                                 ---------   ----------

        TOTAL ASSETS                                            $   85,527   $1,349,080
                                                                 =========   ==========







   The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                           December 31, 1996 and 1995





                                                                                1996           1995
                                                                           -----------    -----------

Current Liabilities
     Accounts payable (Note 7)                                             $    36,625    $   105,791
     Accrued expenses (Note 5)                                                  20,329         84,380
     Bank Overdraft                                                                134           --
     Due to related parties (Note 7)                                           190,860        406,881
     Note payable to related parties (Notes 6 and 7)                            37,275         67,675
     Note payable -- Convertible (Note 6)                                      250,000           --
                                                                           -----------    -----------
             Total Current Liabilities                                         535,223        664,727
                                                                           -----------    -----------

Contingencies: (Note 10)                                                          --             --


Stockholders' Equity:
     Common  stock, $.001 par value,  100,000,000 authorized; 9,883,129 and 8,749,125 shares issued and outstanding at December 31,
             1996 and December 31, 1995 respectively (Note 1)                    9,883          8,749
     Additional paid-in capital                                              2,706,207      1,902,445
     Deficit accumulated during the development stage                       (3,165,786)    (1,226,841)
                                                                           -----------    -----------
             Total Stockholders'  Equity                                      (449,696)       684,353
                                                                           -----------    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    85,527    $ 1,349,080
                                                                           ===========    ===========







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


                                                                                                  Inception
                                                                                                     to
                                                                                                  12/31/96
                                                          1996           1995           1994     (Unaudited)
                                                    -----------    -----------    -----------    -----------

Net Sales                                           $   181,000    $      --      $      --      $   187,387
Cost of Sales                                           216,870           --             --          221,557
                                                    -----------    -----------    -----------    -----------
        Gross Profit                                    (35,870)          --             --          (34,170)
                                                    -----------    -----------    -----------    -----------
Operating Expenses:
    General and administrative                        1,244,272        434,320        324,699      2,040,870
    Research and development (Notes 7 and 9)            109,553        194,965        124,366        428,884
    Depreciation and amortization (Notes 3 and 7)        41,472         39,550         38,872        120,634
                                                    -----------    -----------    -----------    -----------
        Total Operating Expenses                      1,395,297        668,835        487,937      2,590,388
                                                    ------------   -----------    -----------    -----------
        ( Loss ) from Operations                     (1,431,167)      (668,835)      (487,937)    (2,624,558)
                                                    ------------   -----------    -----------    -----------
Other Income (Expenses)
    Settlements (Note 10)                              (494,813)          --             --         (494,813)
    Interest income                                        --             --             --              397
    Interest expense                                    (12,964)        (7,620)        (1,727)       (22,312)
    Loss on disposition of marketable securities           --             --             --          (24,500)
                                                    -----------    -----------    -----------    -----------
                                                       (507,777)        (7,620)        (1,727)      (541,228)
                                                    -----------    -----------    -----------    -----------
Net Loss                                            $(1,938,944)   $  (676,455)   $  (489,664)    (3,165,786)
                                                    ===========    ===========    ===========    ===========

Loss Per Common Share                               $      0.21    $      0.29    $      0.34
                                                    ===========    ===========    ===========

Weighted Average Shares Outstanding                   9,022,404      2,333,839      1,421,563
                                                    ===========    ===========    ===========

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


                                                                           Deficit
                                            Restated         Additional     From
                                          Common Stock        Paid-in     Inception
                                       Shares      Amount     Capital      To Date      TOTAL
                                       ------      ------     -------      -------      -----

Issuance of shares for cash on
     January 13, 1987 (inception)     103,000   $     103   $   2,097               $   2,200

Issuance of shares for cash,
     net of offering costs             51,000          51      19,223                  19,274

Issuance of shares for services        90,000          90         --                       90

Issuance of shares for services        20,000          20         --                       20

Issuance of shares for services        36,000          36         --                       36

Issuance of shares to acquire
     Grant City Corporation            50,000          50      39,827                  39,877

Issuance of shares to effect a
     four-for-one split             1,050,000       1,050      (1,050)                    --

Issuance of shares for
     intellectual property rights   4,196,000       4,196         --                    4,196

Issuance of shares for
     corporation property rights      394,000         394      24,231                  24,625

Issuance of shares for fees
     and services                   1,045,000       1,045      96,893                  97,938
                                    ---------     -------   ---------                --------
Balance carried forward             7,035,000       7,035     181,221                 188,256
                                    ---------     -------   ---------                --------


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

                                                                                    Deficit
                                               Restated             Additional       From
                                             Common Stock             Paid-in      Inception
                                         Shares         Amount        Capital       To Date         TOTAL
                                         ------         ------        -------       -------         -----

Balance brought forward               7,035,000          7,035        181,221                     188,256

Issuance of shares for cash,
     net of offering costs              393,500            393        353,757                     354,150
Adjustment of shares to effect
     a four-for-one reverse split    (5,571,375)        (5,571)         5,571                        --
Cumulative loss from inception
     to December 31, 1994                  --             --             --        (550,386)     (550,386)
                                     -----------   ------------   ------------  ------------  ------------
Balance December 31, 1994             1,857,125          1,857        540,549      (550,386)       (7,980)
Issuance of common stock
     for directors' fees and
     services                           553,500            553        530,796          --         531,349
Issuance of common stock
     at par value for
     intellectual property rights     6,138,500          6,139           --            --           6,139
Issuance of common stock
     for cash, net of offering
     costs                              200,000            200        831,100          --         831,300
Net loss for the year ended
     December 31, 1995                     --             --             --        (676,455)     (676,455)
                                     -----------   ------------   ------------  ------------  ------------
Balance December 31, 1995             8,749,125          8,749      1,902,445    (1,226,841)      684,353
Issuance of common stock
     for conversion of debentures       310,254            310        249,690          --         250,000
Issuance of common stock
     for services                       255,000            255         59,828          --          60,083
Issuance of common stock
     for legal settlement               568,750            569        494,244          --         494,813
Net loss for the year ended
     December 31, 1996                     --             --             --      (1,938,945)   (1,938,945)
                                     -----------   ------------   ------------  ------------  ------------
Balance December 31, 1996             9,883,129    $     9,883    $ 2,706,207   $(3,165,786)  $  (449,696)
                                     ===========   ============   ============  ============  ============

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

                                                                                                   Inception
                                                                                                      to
                                                                                                    12/31/96
                                                          1996            1995           1994     (Unaudited)
                                                     ------------    -----------    -----------   ------------
Cash Flows from Operating Activities

     Cash received from customers                    $   181,000     $     --       $     --      $   181,000
     Cash paid to employees                             (237,911)        (8,804)       (93,255)      (339,970)
     Cash paid to suppliers (Note 13)                 (1,151,723)       (30,154)      (158,108)    (1,371,897)
     Cash paid for interest                               (3,167)          --             --           (3,167)
     Cash paid for settlement                            (50,000)          --             --          (50,000)
                                                     ------------    -----------    -----------   ------------
        Net Cash Used in Operating Activities         (1,261,801)       (38,958)      (251,363)    (1,584,034)
                                                     ------------    -----------    -----------   ------------
Cash Flows from Investing Activities:
     Cash from sale (purchase) of equipment               (7,399)          --          (17,498)       (24,897)
     Capitalized organization costs                         --             --         (150,000)      (150,924)
     Purchase of marketable securities                      --             --             --          (24,500)
                                                     ------------    -----------    -----------   ------------
        Net Cash Used in Investing Activities             (7,399)          --         (167,498)      (200,321)
                                                     ------------    -----------    -----------   ------------
Cash Flows from Financing Activities:
     Proceeds from sale of capital stock,                               831,300        354,149      1,246,946
     Proceeds from debt converted to capital stock       250,000           --             --          250,000
     Proceeds from debt, net of costs                    251,100         80,719         83,625        415,444
     Principal payments on debt                          (31,500)       (74,319)       (22,350)      (128,169)
                                                     ------------    -----------    -----------   ------------
        Net Cash Provided by Financing
             Activities                                  469,600        837,700         415,424       537,275
                                                     ------------    -----------    -----------   ------------
Net Increase (Decrease) in Cash                         (799,600)       798,742         (3,437)          (134)


Cash at beginning of year                                799,466            724          4,161           --
                                                     ------------    ----------     ----------    ------------
Cash at end of year                                  $      (134)    $  799,466     $      724    $      (134)
                                                     ============    ==========     ==========    ============

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

                                                                                                  Inception
                                                                                                     to
                                                                                                  12/31/96
                                                        1996            1995           1994      (Unaudited)
                                                    ------------   ------------   ------------   -----------

Reconciliation of Net Loss to Net Cash
     Used in Operating Activities

Net Loss                                            $(1,938,945)   $  (676,455)   $  (489,664)   $(3,165,785)
                                                    ------------   ------------   ------------   ------------
Adjustments to Reconcile Net Loss to
     Net Cash Provided by (Used in)
     Operating Activities

     Book value of assets sold                            6,483           --             --            6,483
     Loss on disposition of marketable securities          --             --             --           24,500
     Depreciation and amortization                       41,472         39,550         38,872        120,634
     Issuance of stock for director's fees
        and services (Note 13)                          485,128         71,974         97,938        689,375
     Issuance of stock in legal settlement              494,813                                      494,813
     (Increase) decrease in assets:                        --
        Prepaid expenses                                 (1,565)        38,281         (4,000)        (1,565)
        Deposits                                                          --             (300)          (300)
     Increase (decrease) in liabilities:
        Accounts payable                                (69,116)       100,962          1,268         36,624
        Accrued expenses                                (64,051)        82,779          1,600         20,328
        Due to related parties                         (216,021)       303,951        102,923        190,860
                                                    ------------   ------------   ------------   -----------
        Total Adjustments                               677,143        637,497        238,301      1,581,752
                                                    ------------   ------------   ------------   -----------

Net Cash (Used) in Operating Activities             $(1,261,802)   $   (38,958)   $  (251,363)   $(1,584,033)
                                                    ============   ============   ============   ============


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

On January 18, 1994, the Company changed its name to The Male Edge, Inc. On May 10, 1994, the Company changed its name to Harvard Scientific Corp.

The Company has 100,000,000 shares of common stock authorized with 9,883,129 shares issued and outstanding as of December 31, 1996. The Company had 8,749,124 shares issued and outstanding on December 31, 1995. BTI owned approximately 63% and 78% of the Company's shares at December 31, 1996 and December 31, 1995, respectively.

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

Income Tax:
Because of losses sustained since inception, no provision has been made for income tax.


NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Equipment and building improvements at December 31, 1996 and 1995, consist of the following:

                                                  1996                 1995
                                                  ----                 ----

Equipment                                   $    9,417           $   11,682
Leasehold Improvements                              -                 5,816
                                                 -----                -----
                                                 9,417               17,498
Less accumulated                                 3,491                6,637
                                                 -----                -----
depreciation

                                            $    5,926          $    10,861
                                            ==========          ===========

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

NOTE 5- ACCRUED EXPENSES
Accrued expenses at December 31, 1996 and 1995, consist of the following:

                                                  1996                    1995
                                                  ----                    ----
Settlement costs (Note 10)                 $         -             $    50,000
Payroll                                          9,680                  32,000
Payroll taxes                                    1,000                   1,680
Interest on notes                                9,649                       -
Transfer fees                                        -                     700
                                                 -----                   -----

                                           $    20,329             $    84,380
                                           ===========             ===========

See also Notes 9 and 10.

NOTE 6- NOTES PAYABLE
The Company had the following notes payable at December 31, 1996 and 1995:
                                                       1996               1995
8% note, payable to former director
           on demand, unsecured (Note 7)         $   37,275         $   62,675
8% note, payable to a related party
           on demand, unsecured                           -              5,000
7% convertible debentures, convertible at
           50% of the market price
           of  the stock on the  day before
           the conversion date                      250,000                  -
                                                    -------            -------


                                                 $  287,275         $   67,675
                                                 ==========         ==========

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995



NOTE 6 - NOTES PAYABLE (CONTINUED) See also Notes 9 and 10 and 12.


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

NOTE 12 - SUBSEQUENT EVENTS
During 1997, the Company authorized a transfer of 1,250,000 shares of common stock to related parties in exchange for services previously rendered.

During 1997, the Company became a defendant in a U.S. District Court action initiated by Ailouros Ltd., a 7% debenture holder. Ailouros claims it is entitled to convert its debentures into 263,225 shares of common stock and/or damages in the amount of $2,000,000. The Company had previously initiated a lawsuit in the Nevada courts respecting the same claim and both matters were removed to Federal court. The Company is asking that any shares issued to Ailouros be issued pursuant to the requirements of the SEC's Regulation S. It is too early to estimate the monetary outcome of this litigation.

In February 1997, the Company filed an action for damages due to negligence and breach of contract by D. Weckstein and Co. Inc. and Donald Weckstein. The contract at issue was an agreement to obtain financing in exchange for Company stock. The Weckstein defendants subsequently filed a lawsuit in New York against the Company respecting the same contract and asked for damages against a third party for tortious interference with the contract. The Weckstein plaintiffs seek damages on their contract claim in the amount of $250,000 and $400,000, and damages in excess of $10,000 on an abuse of process claim. On April 23, 1997, the parties settled these lawsuits with the issuance of 35,000 shares of the Company's common stock to D. Weckstein & Co., Inc.

In March 1997, pursuant to a private placement, the Company sold to one investor $5,000,000 principal amount of 6% Convertible Debentures (the "Debentures") due March 30, 1988. The company also received a commitment from the same investor, subject to various conditions, to purchase additional Debentures in the aggregate principal amount of up to $10,000,000 in two tranches of $5,000,000 each, also to be due March 30, 1998. The Debentures will be convertible into shares of common stock at the lesser of the market price on March 21, 1997, or 80% of the market price on the conversion date.

As discussed in Note 3, the Company moved its headquarters to Reno, Nevada, in early 1997. The Company still shares research and development facilities with BTI in Irvine, California.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 13 - SUPPLEMENTAL CASH FLOW DISCLOSURES
The Company paid cash to suppliers of goods and services and in 1996, 1995, and 1994 as follows:

                               1996         1995         1994

Professional Fees          $  589,370   $     --     $   41,467
Office & Occupancy             37,787
                                            28,885       33,478
Travel & Entertainmen         114,588
                                            1,269        32,316
R&D/ Costs of Goods Sold      405,359
                                              --         48,740
Miscellaneous                   5,619         --          2,107
                           ----------   ----------   ----------

                           $1,151,723   $   30,154   $  158,108
                           ==========   ==========   ==========


The Company issues stock for other than cash in the following amounts:

                                                 1996       1995       1994
      Issuance of stock for director's
         fees, salaries, consultants,
         and rent                              $ 60,083   $531,349   $ 97,938
      Issuance of stock for
         intellectual properties                   --        6,139      4,196
      Issuance of stock for
         organizational costs                      --         --       24,625
      Issuance of stock for legal
          settlement                            494,813       --         --
                                               --------   --------   --------

                                               $554,896   $537,448   $126,759
                                               ========   ========   ========

The Company expensed $425,045 in the current year for stock issued in 1995 for prepaid services.

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



W. Dale McGhie, CPA
Reno, Nevada
March 20, 1997

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                  SCHEDULE V -- PROPERTY, PLANT, AND EQUIPMENT
                 For the Years Ended December 31, 1996 and 1995

 Column A        Column B                Column C                Column D                Column E
                                                                                Other Changes
                                   Balance at       Additions                 Reclassifications   Balance at
         Classification        Beginning of Year     at cost     Retirements    add (deduct)      End of Year
-----------------------------  -----------------  -----------    -----------  -----------------   -----------
December 31, 1996:
      Furniture and equipment           $11,682      $ 7,399        $(9,665)        $   --          $ 9,416
      Intellectual property*             10,335         --           (1,340)                          8,995
      Leasehold and leasehold
           improvements                   5,816         --           (5,816)                           --
                                   -------------  -----------     -----------    -------------  ------------
                Total                   $27,833      $ 7,399       $(16,821)        $   --          $18,411
                                   =============  ===========     ===========    =============  ============

December 31, 1995:
      Furniture and equipment           $11,682                                     $   --          $11,682
      Intellectual property*              4,196        6,139           --               --           10,335
      Leasehold and leasehold
           improvements                   5,816         --             --               --            5,816
                                   -------------  -----------    -----------     -------------  ------------
                Total                   $21,694      $ 6,139       $   --           $   --          $27,833
                                   =============  ===========    ===========     =============  ============


 *Supplemental disclosure

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

       SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT, AND EQUIPMENT
                 For the Years Ended December 31, 1996 and 1995

              Column A                  Column B          Column C            Column D                  Column E

                                                          Additions                         Other Changes
                                       Balance at      Charged to Costs                   Reclassifications    Balance at
          Classification           Beginning of Year     and Expenses        Retirements     add (deduct)      End of Year
------------------------------     -----------------   ----------------    --------------  -----------------   ------------
December 31, 1996:
      Furniture and equipment               $4,408             $3,235          $(4,152)          $      -         $3,491
      Intellectual property*                 1,771              2,067           (2,791)                 -          1,047
      Leasehold and leasehold
           improvements                      2,228              1,163           (3,391)                 -              -
                                   -----------------   ----------------    -------------  -----------------   ------------
                Total                       $8,407             $6,465         $(10,334)          $      -         $4,538
                                   =================   ================    =============  =================   ============

December 31, 1995:
      Furniture and equipment               $2,072             $2,336         $      -           $      -         $4,408
      Intellectual property*                   728              1,043                -                  -          1,771
      Leasehold and leasehold
           improvements                      1,065              1,163                -                  -          2,228
                                   -----------------   ----------------    -------------  -----------------   ------------
                Total                       $3,865             $4,542         $      -           $      -         $8,407
                                   =================   ================    =============  =================   ============


 *Supplemental disclosure

                         CONSENT OF INDEPENDENT AUDITOR

      I hereby consent to the reference to my firm under the caption "Experts" and to the use of my report on financial statements for the years ended December 31, 1996, 1995, and 1994 dated March 20, 1997, except for Notes 12 and 13 dated June 2, 1997, in the Registration Statement (Form SB-2) in which this consent is included and the related Prospectus of Harvard Scientific Corp.

      I also consent to the addition of Supplemental Schedules V and VI of Harvard Scientific Corp. for the years ended December 31, 1996 and 1995 in such Registration Statement and Prospectus.



                                    -------------------
                                    W. Dale McGhie, CPA


Dated:  July 11, 1997
             Reno, Nevada

--------------------------------------------------------------------------------
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------------------------

      The Registrant incorporates herein by this reference Part II, Item 8 of the Form 10-KSB the Registrant filed the Securities and Exchange Commission on April 14, 1997, and the Amended Form 8-K the Registrant filed with the Securities and Exchange Commission on July 28, 1997.



PART III

--------------------------------------------------------------------------------
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT
--------------------------------------------------------------------------------

      The Registrant incorporates herein by this reference Part III, Item 9 of the Form 10-KSB the Registrant filed the Securities and Exchange Commission on April 14, 1997.


--------------------------------------------------------------------------------
ITEM 10.    EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

      The Registrant incorporates herein by this reference Part III, Item 10 of the Form 10-KSB the Registrant filed the Securities and Exchange Commission on April 14, 1997.


--------------------------------------------------------------------------------
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT
--------------------------------------------------------------------------------

      The Registrant incorporates herein by this reference Part III, Item 11 of the Form 10-KSB the Registrant filed the Securities and Exchange Commission on April 14, 1997.


--------------------------------------------------------------------------------
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

      The Registrant incorporates herein by this reference Part III, Item 12 of the Form 10-KSB the Registrant filed the Securities and Exchange Commission on April 14, 1997.


--------------------------------------------------------------------------------
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

      The Registrant incorporates herein by this reference Part III, Item 13 of the Form 10-KSB the Registrant filed the Securities and Exchange Commission on April 14, 1997, and the Amended Form 8-K the Registrant filed with the Securities and Exchange Commission on July 28, 1997, with specific reference to Exhibit (16) filed with that amended Form 8-K.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 1997.

                                    HARVARD SCIENTIFIC CORP.



                                    By       /s/ Don Steffens
                                        ---------------------
                                          Don Steffens
                                          Secretary