Form 10KSB40/A
period 1996-12-31
HARVARD SCIENTIFIC CORP
filed 1997-08-12
CIK 1006598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          AMENDMENT NO.2 TO FORM 10-KSB

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

(1)   Yes    X No     (2)   Yes    X No
   ---      ---          ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

State Registrant's revenues for its most recent fiscal year:  $181,000.


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days:

Given the closing price for the Registrant's shares of $4.875 on April 9, 1997, such market value equals approximately $17,074,098.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes   X No
                                             ---     ---

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

PART I

--------------------------------------------------------------------------------
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

         The Registrant incorporates herein by this reference Part I, Item 1 of the Form 10-KSB the Registrant filed with the Securities and Exchange Commission on April 14, 1997.


--------------------------------------------------------------------------------
ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

         The Registrant incorporates herein by this reference Part I, Item 2 of the Form 10-KSB the Registrant filed with the Securities and Exchange Commission on April 14, 1997.


--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         The Registrant incorporates herein by this reference Part I, Item 3 of the Form 10-KSB the Registrant filed with the Securities and Exchange Commission on April 14, 1997.


--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         The Registrant incorporates herein by this reference Part I, Item 4 of the Form 10-KSB the Registrant filed with the Securities and Exchange Commission on April 14, 1997.

PART II

--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The Registrant incorporates herein by this reference Part II, Item 5 of the Form 10-KSB the Registrant filed with the Securities and Exchange Commission on April 14, 1997.


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

OVERVIEW:

         Harvard Scientific Corp., is a bio-pharmaceutical development company. The Registrant's corporate objective is to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and determine the potential market for such products. The company will ensure development, regulatory testing and Federal Drug Administration (FDA) processing to the point of distribution. The Registrant is currently working on only one product--a therapeutic treatment for male erectile dysfunction. The Registrant presented the results of its Phase I clinical study to the FDA in April 1997 as part of its pre-Phase II clinical trial meeting. During 1994, 1995 and 1996, the Registrant's activities consisted primarily of raising capital, identifying a core management team, developing a patent application, concluding manufacturing scale up and initial clinical trials and formulating both a commercialization and clinical development strategy.

         The Registrant continues to look at other products it can add to its portfolio that it believes has market potential.

         Over the next 12 months, the Registrant's primary focus will be on continuing clinical trials and product validation to conform to the regulatory process of the FDA. The Registrant believes that an 18 to 24 month time-line to obtain regulatory approval is the current assumption, but there can be no assurance that the product will receive FDA approval in that time span, if ever. Additionally, the Registrant will be identifying and seeking collaborative arrangements with pharmaceutical distribution concerns and/or licensing agreements with companies to eventually distribute the erectile dysfunction product.

         In the next twelve months, the Registrant has no plans to purchase or sell any significant capital assets in the form of either plant or equipment, with the exception of office equipment and furnishings to effect its administrative activities.


RESULT OF OPERATIONS:

FOR THE PERIOD FROM JANUARY 13, 1987 (INCEPTION) THROUGH DECEMBER 31, 1993:

         The Registrant was in the development stages and had limited operating revenues since its inception on January 13, 1987. During this period, the Registrant's activities consisted primarily of reviewing business opportunities and acquisitions, as well as maintaining the business entity. During 1987 and 1988, the Registrant realized limited revenues from wholesaling activities unrelated to its current planned operations. The Registrant had no operational activity for fiscal years 1989 through 1993 and all expenses incurred during that period were related solely to maintaining the entity and reviewing possible business opportunities. Therefore, the Registrant has had a limited history of operation. From January 13, 1987 through December 31, 1993, the Registrant had an accumulated deficit of $60,722.


FOR THE YEAR ENDED DECEMBER 31, 1994:

         In July of 1994, the Registrant entered into a joint venture research and development agreement with Disease Detection International, Inc., a Delaware corporation, and its current parent, Trinity Biotech, Ltd., an Irish corporation, for the improvement and enhancement of a rapid whole blood HIV test device. The intellectual property rights and technology for such enhancement and improvement had been acquired from three individuals, two of whom were directors of the Registrant and the third of whom was the son of one of the directors of the Registrant. The joint venture agreement with Disease Detection International and Trinity Biotech called for complimentary marketing rights and a 50/50 split of the profits on any products produced as a result of this agreement. Subsequently, in August of 1994, the two companies signed a marketing agreement further defining the manufacturing, pricing and patent rights to the new product. After several months of pre-marketing of this rapid detection device, the Registrant determined that approval by the marketing authority in the United States was not likely due to adverse psychological reactions by private testing patients. Trinity Biotech, Ltd. terminated the agreements in February of 1995. The Registrant contributed $34,470 directly to the research and development cost of this product. At this time, the Registrant has not taken any action in this matter and has abandoned the project with Trinity Biotech, Ltd.

         The Registrant incurred a net loss for the year ended December 31, 1994 in the amount of $489,664. General and administrative expenses consisted primarily of salaries of corporate officers, directors fees, office staffing accounting, legal and marketing-related expenses, rent and occupancy costs. Research and development cost consisted primarily of reimbursements to our parent company for expenditures to consultants, patent attorneys, lab costs and product sampling materials necessary to formulate the treatment for erectile dysfunction. Included in the Registrant's research and development expenses for 1994 was the expenditure of $34,470 with regard to the HIV testing research and development program.


FOR THE YEAR ENDED DECEMBER 31, 1995:

         In 1995, the Registrant experienced an increase in both general and administrative expenses, as well as research and development expenses. The net loss for the year ended December 31, 1995 amounted to $676,455. The total operating expenditures for the two years ended December 31, 1995 represented approximately 97% of the total operating expenses from inception, primarily due to the fact that the Registrant was not operational prior to that time and all expenses incurred from inception to the end of 1993 were primarily to maintain the Registrant's status.

         On December 29,1995, the Registrant raised $831,300, net of issuance cost , which monies were used to fund the Registrant's existing operations and retire a portion of loans and notes payable incurred earlier in the year.


FOR THE YEAR ENDED DECEMBER 31, 1996:

         The Registrant experienced an increase in administrative and general expenses primarily as a result of increased consulting, legal and professional fees. These fees were paid mostly to auditors, attorneys and marketing consultants. In addition, the Registrant experienced an increase in payroll costs, as it had four employees until December 6,1996, when a management change took place. As a result of this management change, Neal Armstrong, Rex Morden, Stephen M. Goldberg and David F. Miller were removed and Don Steffens and Ian Hicks were appointed as officers and directors of the Registrant.

         During 1996, the Registrant's activities centered around continued fund raising efforts and development of the product. The Registrant submitted an IND to the FDA and concluded a Phase I clinical trial. The Registrant started the year with a cash balance of $799,466. The Registrant raised funds though the sale of $500,000 aggregate principal amount of 7% Convertible Debentures ("7% Debentures") in June 1996. The Registrant received revenues of $181,000 resulting from the supply of its product to its Korean distributor for the conduct of clinical trials and incurred research and development and other costs of the goods sold in the amount of $326,423. The Registrant also incurred $494,813 in costs for legal settlements, based on the fair market value of 568,750 shares issued to Thomas Waite & Associates ("Waite") in settlement of litigation between the Registrant and Waite. The net loss for the year ended December 31, 1996 amounted to $1,938,944.


LIQUIDITY AND CAPITAL RESOURCES:

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

         In 1995, the Registrant raised capital primarily through loans from the Registrant's directors and others. These moneys were primarily used to attempt to raise investment capital and maintain the corporate entity.

         In November of 1995, the Registrant exchanged 6,138,500 shares of its common stock with its parent company, Bio-Sphere Technology, Inc. (BTI) for patent assignment necessary to strengthen its position on the treatment of male erectile dysfunction. In addition, BTI assigned licensing and distribution contracts associated with the Registrant's impotency treatment. BTI agreed to make scientific and technical personnel available, as well as to provide management and marketing personnel for the Registrant's use and to assist in raising working capital. As a result of this reorganization, the Registrant raised $831,300, net of issuance cost, on December 29, 1995.

         In June 1996, the Registrant sold 7% Convertible Debentures ("7% Debentures") outside the United States under the provisions of Regulation "S" promulgated under the Securities Act, as follows:

                                  PURCHASER                                      AMOUNT
                                  ---------                                      ------
                       Ailouros Ltd.                                            $150,000
                       DJ Limited                                               $100,000
                       Wood Gundy London Limited                                $250,000

         The 7% Debentures bear an interest rate of seven percent (7%) per annum and matured on December 7, 1996. The Debentures are issuable in denominations of $25,000 and integral multiples thereof and, at the holder's request, are exchangeable for an equal aggregate principal amount of debentures of different authorized denominations.

         The holder may convert the 7% Debentures into Common Stock commencing forty-one (41) days after the Closing Date, which was June 10, 1996. The conversion price per share will be 50% of the Market Price on the date of conversion. "Market Price," as used herein, means the closing bid price of the Common Stock on the trading day immediately preceding the Conversion Date, as reported by the National Association of Securities Dealers, or the closing bid price on the over-the-counter market on such date or, in the event the Common Stock is listed on a stock exchange or traded on NASDAQ, the Market Price means the closing price on the exchange on such date, as reported in the Wall Street Journal.

         The Registrant has the right to force conversion commencing sixty (60) days after the Closing Date. No portion of the interest accrued from the date of issuance to the date of conversion is payable in shares of Common

Stock. In addition, each holder of the 7% Debentures has waived the interest accrued from the date of issuance to the date of conversion.

         The Registrant has the right of first refusal with regard to any proposed sale of the 7% Debentures prior to conversion.

         On August 22, 1996, DJ Limited converted the entirety of its 7% Debenture holdings into 123,076 shares of the Registrant's common stock. On August 22, 1996, Wood Gundy Limited ("Wood Gundy") converted $125,000 of its 7% Debenture holdings into 153,845 shares of common stock. The remainder of Wood Gundy's holdings of 7% Debentures are still outstanding. On August 15, 1996, Ailouros Ltd. ("Ailouros") converted $25,000 of its 7% Debenture holdings into 33,333 shares of common stock. The remaining $125,000 of 7% Debentures held by Ailouros were converted into 450,000 shares of common stock on June 12, 1997.

On March 21, 1997, pursuant to a private placement, the Company (a) sold to one investor ("Investor") $5,000,000 principal amount of 6% Convertible Debentures (the "Debentures") and (b) received a commitment from Investor, subject to various conditions, to purchase additional Debentures in the aggregate principal amount of up to $10,000,000 in two tranches of $5,000,000 each. The Debentures bear an interest rate of six percent (6%) per annum and mature on March 30, 1998 as to the $4,300,000 principal amount of Debentures currently outstanding and as of the end of the first anniversary month of the issuance of the two additional $5,000,000 tranches of Debentures that the Selling Shareholder has agreed to purchase. The Debentures are issuable in denominations of $100,000 and integral multiples thereof and, at the holder's request, are exchangeable for an equal aggregate principal amount of debentures of different authorized denominations. Upon maturity of the Debentures, payment for principal and accrued interest will be made either in currency or in shares of the Company's Common Stock, at the option of the holder.

         The holder may convert the Debentures into Common Stock commencing the earlier of (i) ninety days after the closing of sale of the Debentures with respect to one-half of the principal amount of the Debentures, (ii) one hundred twenty days after the closing of sale of the Debentures with respect to the balance of the principal amount of the Debentures, or (iii) on the effective date of the Registrant's Registration Statement on Form SB-2. On July 14, 1997, the Investor exercised its conversion rights as to $700,000 principal amount of Debentures plus $13,232 accrued interest, receiving 864,523 shares of Common Stock therefor. In addition, the Investor has agreed in principle, contingent upon the Company's filing of said Registration Statement, to amend the Debentures to give the Company the right to require conversion by giving notice thereof to the holder at least ten days prior to the Maturity Date. The conversion price per share will be either (a) $6.525, the Market Price as defined in the Debentures as of March 21, 1997, or (b) 80% of the Market Price on the date of conversion, whichever is lower. "Market Price," as used herein, means the average closing bid price of the Common Stock on the five (5) trading days immediately preceding March 21, 1997 or Conversion Date as may be applicable, as reported by the National Association of Securities Dealers, or the closing bid price on the over-the-counter market on such date or, in the event the Common Stock is listed on a stock exchange or traded on NASDAQ, the Market Price means the closing price on the exchange on such date, as reported in the Wall Street Journal. The Company has the option to pay the interest accrued from the date of issuance to the date of conversion either in cash or in shares of Common Stock.

         The Company may redeem any Debentures for which a Notice of Conversion has not been submitted if the conversion price equals or is less than $1.60 per share by delivering a Notice of Redemption to the holder. However, the holder may still opt to convert any such Debentures into shares of Common Stock by submitting a Notice of Conversion to the Company within three business days of the holder's receipt of the Company's Notice of Redemption.

         The redemption price will be 125% of the principal amount of the Debentures, plus accrued unpaid interest. The Company must pay the redemption price to the holder within ten days from the date of the Notice of Redemption. If the Company fails to make the redemption payment within these ten days, the Company forfeits its right to redeem those Debentures.

         The holder may also require the Company to declare whether it intends to effect a redemption within the following ten days by faxing a notice to the Company. The Company must respond to this notice within 24 hours.

If it fails to do so, the Company may not redeem that holder's Debentures during the ten day period commencing 24 hours after the date of the notice from the holder.

         If the Company merges or consolidates with another corporation or sells or transfers all or substantially all of its assets to another person and, as a condition of such merger, consolidation or sale, the holders of the Company's Common Stock are entitled to receive stock or securities in another corporation or to receive property in exchange for the Company's Common Stock, then the Debenture may be converted into the kind and amount of stock, securities or property receivable by the holders of the Company's Common Stock pursuant to the transaction. If, within 15 days of the holder's receipt of a notice from the Company advising of a proposed merger, consolidation or sale, the holder has not submitted a Notice of Conversion, then the Company may prepay all outstanding principal and accrued interest and thereby terminate the holder's conversion rights.

         According to the Consensus Report of the American Medical Association, erectile dysfunction in one form or another afflicts nearly 50,000,000 men world-wide. This number is expected to increase as the male population increases its life expectancy and the current "baby boom" generation ages. Erectile dysfunction becomes more prevalent as men get older.

         If the Registrant's product receives the appropriate regulatory approvals, which is not certain, the Registrant expects to be able to capitalize on this trend. Estimates of funding needed to pursue the regulatory process run as high as $15,000,000. In the short term, this is likely to retard liquidity as the Registrant's capital needs will increase.

         The Registrant expects to obtain capital funds either from the issuance of common stock or debt. It is expected that external sources will be available to provide these funds, but there can be no guarantees of such funding. As of the date of this filing, the Registrant has no plans to obtain capital funds other than through the sale of an additional $10,000,000 principal amount of Debentures to the Investor, as described above.


RISK FACTORS:

         The Registrant's future success is dependent upon its ability to raise additional funds to complete the commercialization process for its erectile dysfunction treatment product. In his Report on Financial Statements, the Registrant's independent auditor has included explanatory language addressing the Registrant's ability to continue as a going concern. See Note 11 to Financial Statements. In the past, the Registrant has relied upon the private purchase of its securities by sophisticated investors to raise such funds, and the Registrant intends to continue this practice in the future. The Registrant may also obtain these funds through public financing or from other sources such as collaboration agreements. There can be no guarantee that the investors who have been interested in purchasing the Registrant's securities in the past will be interested in doing so in the future, or that alternative investors will be found or that public financing or collaborative arrangements will be available or will be available on terms satisfactory to the Registrant.

         It should be noted that although the Investor has purchased only $5,000,000 of Debentures as of the filing of this Amended Form 10-KSB, the Investor has committed to purchasing an additional $10,000,000 of Debentures, in two tranches of $5,000,000 each, subject to certain conditions. In addition, the Investor may opt to exercise its conversion rights in one lump sum. If the Investor converts all or any one tranch of the Debentures and then immediately sells those shares on the market in one lump sum, or in several large amounts, the number of shares issued and outstanding will increase significantly in a very short period of time. This may severely depress the market for the Registrant's shares. A depressed market for the Registrant's shares could, in turn, have an adverse impact on the Registrant's ability to raise funds through public or private sales of its shares.

         Management does not know if the Investor will elect to convert the Debentures in such a manner as to obtain the maximum amount of Conversion Shares in one lump sum, or whether it would then immediately attempt to sell all of the converted shares at one time.

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

--------------------------------------------------------------------------------
ITEM 7.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              HARVARD SCIENTIFIC CORP.
                            (A DEVELOPMENT STAGE COMPANY)

                           REPORT ON FINANCIAL STATEMENTS
                             DECEMBER 31, 1996 AND 1995

                              HARVARD SCIENTIFIC CORP.
                            (A DEVELOPMENT STAGE COMPANY)



                                  TABLE OF CONTENTS

                                                                        PAGE NO.

INDEPENDENT AUDITOR'S REPORT

        On Financial Statements                                                2

        On Supplemental Schedules                                             18

FINANCIAL STATEMENTS

     Balance Sheets                                                       3-4

     Statements of Operations                                               5

     Statements of Stockholders' Equity                                   6-7

     Statements of Cash Flows                                             8-9

     Notes to the Financial Statements                                  10-17

     Schedule V - Property, Plant, and Equipment                           19

     Schedule VI - Accumulated Depreciation and
                   Amortization of Property, Plant, and Equipment          20

DALE MCGHIE
CERTIFIED PUBLIC ACCOUNTANT                          Town & Country Plaza

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

In my opinion, the financial statements referred to above, revised as described in Note 14, present fairly, in all material respects, the financial position of Harvard Scientific Corp. as of December 31, 1996, and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

W. Dale McGhie, CPA
Reno, Nevada
June 2, 1997

                               HARVARD SCIENTIFIC CORP.
                            (A DEVELOPMENT STAGE COMPANY)


                                   BALANCE SHEETS
                             DECEMBER 31, 1996 AND 1995

                                                                 1996           1995
                                                              ----------     ----------
CURRENT ASSETS:
   Cash                                                       $        -     $  799,466
   Prepaid expenses (Note 7)                                       1,565        425,094
                                                              ----------     ----------
        TOTAL CURRENT ASSETS                                       1,565      1,224,560
                                                              ----------     ----------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
   at cost, less accumulated depreciation of
   $3,491 at December 31, 1996 and $6,637 at
   December 31, 1995 (Note 3)                                      5,925         10,861
                                                              ----------     ----------
INTANGIBLE ASSETS:
   Intellectual property, net of accumulated amortization
         of $1,048 at December 31, 1996 and $1,771 at
         December 31, 1995 (Notes 4 and 7)                         7,948          8,563
   Organizational cost, net of accumulated amortization
         of $105,760 at December 31, 1996, and $70,754 at
         December 31, 1995 (Note 7)                               69,789        104,796
                                                              ----------     ----------
                                                                  77,737        113,359
                                                              ----------     ----------

OTHER ASSETS:
   Deposits                                                          300            300
                                                              ----------     ----------
    TOTAL ASSETS                                              $   85,527     $1,349,080
                                                              ==========     ==========


      The accompanying Notes are an integral part of these financial statements

                              HARVARD SCIENTIFIC CORP.
                            (A DEVELOPMENT STAGE COMPANY)


                                   BALANCE SHEETS
                             DECEMBER 31, 1996 AND 1995


                                                            1996           1995
                                                         ----------     -----------
CURRENT LIABILITIES
  Accounts payable (Note 7)                             $    36,625     $   105,791
  Accrued expenses (Note 5)                                  20,329          84,380
  Bank Overdraft                                                134               -
  Due to related parties (Note 7)                           190,860         406,881
  Note payable to related parties (Notes 6 and 7)            37,275          67,675
  Note payable - Convertible (Note 6)                       250,000               -
                                                        -----------     -----------
        TOTAL CURRENT LIABILITIES                           535,223         664,727
                                                        -----------     -----------
CONTINGENCIES: (Note 10)


STOCKHOLDERS' EQUITY:
  Common Stock, $.001 par value, 100,000,000
        authorized; 9,883,129 and 8,749,125 shares issued
        and outstanding at December 31, 1996 and
        December 31, 1995 respectively (Note 1)               9,883           8,749
  Additional paid-in capital                              3,206,207       1,902,445
  Deficit accumulated during the development stage       (3,665,786)     (1,226,841)
                                                        -----------     -----------

        TOTAL STOCKHOLDERS' EQUITY                         (449,696)        684,353
                                                        -----------     -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    85,527     $ 1,349,080
                                                        ===========     ===========


      The accompanying Notes are an integral part of these financial statements

                              HARVARD SCIENTIFIC CORP.
                            (A DEVELOPMENT STAGE COMPANY)



                              STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              AND THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                TO DECEMBER 31, 1996

                                                                                               Inception
                                                                                                   to
                                                                                                12/31/96
                                                      1996          1995           1994       (Unaudited)
                                                   -----------   -----------    -----------   -----------
NET SALES                                            $ 181,000        $    -         $    -   $   187,387
COST OF SALES                                          216,870             -              -       221,557
                                                   -----------   -----------    -----------   -----------
     GROSS PROFIT                                      (35,870)            -              -       (34,170)
                                                   -----------   -----------    -----------   -----------
OPERATING EXPENSES:
  General and administrative                         1,244,272       434,320        324,699     2,040,870
  Research and development (Notes 7 and 9)             109,553       194,965        124,366       428,884
  Depreciation and amortization (Notes 3 and 7)         41,472        39,550         38,872       120,634
                                                   -----------   -----------    -----------   -----------

     TOTAL OPERATING EXPENSES                        1,395,297       668,835        487,937     2,590,388
                                                   -----------   -----------    -----------   -----------

     (LOSS) FROM OPERATIONS                         (1,431,167)     (668,835)      (487,937)   (2,624,558)
                                                   -----------   -----------    -----------   -----------

OTHER INCOME (EXPENSES)
  Settlements (Note 10)                               (494,813)            -              -      (494,813)
  Interest income                                            -             -              -           397
  Interest expense                                    (512,964)       (7,620)        (1,727)     (522,312)
  Loss on disposition of marketable securities               -             -              -       (24,500)
                                                   -----------   -----------    -----------   -----------
                                                    (1,007,777)       (7,620)        (1,727)   (1,041,228)
                                                   -----------   -----------    -----------   -----------
NET (LOSS)                                         $(2,438,944)  $  (676,455)   $  (489,664)  $(3,665,786)
                                                   ===========   ===========    ===========   ===========
(LOSS) PER COMMON SHARE                            $     (0.27)  $     (0.29)   $     (0.34)
                                                   ===========   ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                  9,022,404     2,333,839      1,421,563
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

                                                                          Deficit
                                          Restated          Additional      From
                                        Common Stock          Paid-in    Inception
                                    Shares       Amount       Capital     To  Date         TOTAL
                                  ----------   ----------   ----------   ----------    ----------
Issuance of shares for cash on
   January 13, 1987 (inception)     103,000    $      103   $   2,097                  $   2,200

Issuance of shares for cash,
   net of offering costs             51,000            51      19,223                     19,274

Issuance of shares for services      90,000            90           -                         90

Issuance of shares for services      20,000            20           -                         20

Issuance of shares for services      36,000            36           -                         36

Issuance of shares to acquire
   Grant City Corporation            50,000            50      39,827                     39,877

Issuance of shares to effect
   a four-for-one-split           1,050,000         1,050      (1,050)                         -

Issuance of shares for
   intellectual property rights   4,196,000         4,196           -                      4,196

Issuance of shares for
   corporation property rights      394,000           394      24,231                     24,625

Issuance of shares for fees
   and services                   1,045,000         1,045      96,893                     97,938
                                  ----------   ----------  ----------                 ----------
BALANCE CARRIED FORWARD           7,035,000         7,035     181,221                    188,256
                                  ----------   ----------  ----------                 ----------


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


                                                                          Deficit
                                          Restated          Additional      From
                                        Common Stock          Paid-in    Inception
                                    Shares       Amount       Capital     To Date        TOTAL
                                  ----------   ----------   ----------   ----------    ----------
BALANCE BROUGHT FORWARD            7,035,000        7,035      181,221                    188,256

Issuance of shares for cash,
   net of offering costs             393,500          393      353,757                    354,150

Adjustment of shares to effect
   a four-for-one-reverse split   (5,571,375)      (5,571)       5,571                          -

Cumulative loss from inception
   to December 31, 1994                    -            -            -     (550,386)     (550,386)
                                  ----------   ----------   ----------   ----------    ----------
Balance December 31, 1994          1,857,125        1,857      540,549     (550,386)       (7,980)

Issuance of common stock
   for directors' fees and
   services                          553,500          553      530,796            -       531,349

Issuance of common stock
   at par value for
   intellectual property rights    6,138,500        6,139            -            -         6,139

Issuance of common stock
   for cash, net of offering
   costs                             200,000          200      831,100            -       831,300

Net loss for the year ended
   December 31, 1995                       -            -            -     (676,455)     (676,455)
                                  ----------   ----------   ----------   ----------    ----------
Balance December 31, 1995          8,749,125        8,749    1,902,445   (1,266,841)      684,353

Issuance of common stock
   for conversion of debentures      310,254          310      249,690            -       250,000

Issuance of common stock
   for services                      255,000          255       59,828            -        60,083

Issuance of common stock
   for legal settlement              568,750          569      494,244            -       494,813

Discount on convertible
   debentures                                                  500,000                    500,000

Net loss for the year ended
   December 31, 1996                       -            -            -   (2,438,944)   (2,438,945)
                                  ----------   ----------   ----------   ----------    ----------

Balance December 31, 1996          9,883,129   $    9,883   $3,206,207  $(3,665,785)   $ (449,696)
                                  ==========   ==========   ==========   ==========    ==========


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

                                                                                                     INCEPTION
                                                                                                         TO
                                                                                                      12/31/96
                                                     1996             1995            1994           (UNAUDITED)
                                                  -----------     -----------      ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                    $   181,000      $      --        $      --         $   181,000
  Cash paid to employees                             (237,911)        (8,804)         (93,255)           (339,970)
  Cash paid to suppliers (Note 13)                 (1,151,723)       (30,154)        (158,108)         (1,371,897)
  Cash paid for interest                               (3,167)            --               --              (3,167)
  Cash paid for settlement                            (50,000)            --               --             (50,000)
                                                  -----------      ---------        ---------         -----------
    NET CASH USED IN OPERATING ACTIVITIES          (1,261,801)       (39,958)        (251,363)         (1,584,034)
                                                  -----------      ---------        ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash from sale (purchase) of equipment               (7,399)            --          (17,498)            (24,897)
  Capitalized organization costs                           --             --         (150,000)           (150,924)
  Purchase of marketable securities                        --             --               --             (24,500)
                                                  -----------      ---------        ---------         -----------
    NET CASH USED IN INVESTING ACTIVITIES              (7,399)            --         (167,498)           (200,321)
                                                  -----------      ---------        ---------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of capital stock,                               831,300          354,149           1,246,946
  Proceeds from debt converted to capital stock       250,000             --               --             250,000
  Proceeds from debt, net of costs                    251,100         80,719           83,625             415,444
  Principal payments on debt                          (31,500)       (74,319)         (22,350)           (128,169)
                                                  -----------      ---------        ---------         -----------
    NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                      469,600        837,700          415,424           1,784,221
                                                  -----------      ---------        ---------         -----------

NET INCREASE (DECREASE) IN CASH                      (799,600)       798,742           (3,437)               (134)

CASH AT BEGINNING OF YEAR                             799,466            724            4,161                  --
                                                  -----------      ---------        ---------         -----------
CASH AT END OF YEAR                               $      (134)     $ 799,466        $     724         $      (134)
                                                  ===========      =========        =========         ===========

      The accompanying Notes are an integral part of these financial statements

                              HARVARD SCIENTIFIC CORP.
                            (A DEVELOPMENT STAGE COMPANY)

                        STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
               AND THE PERIOD FROM JANUARY 13, 1997 (DATE OF INCEPTION)
                                TO DECEMBER 31, 1996



                                                                                                INCEPTION
                                                                                                    TO
                                                                                                 12/31/96
                                                1996            1995            1994            (UNAUDITED)
                                                ----            ----            ----            -----------
RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES

NET LOSS                                        $(2,438,944)     $(676,455)      $(489,664)       $(3,665,766)
                                                -----------     ----------      ----------       ------------
ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES

  Book value of assets sold                           6,483             --               --              6,483
  Loss on disposition of marketable securities           --             --               --             24,500
  Depreciation and amortization                      41,472         39,550           38,872            120,634
  Issuance of stock for director's fees
    and services (Note 13)                          485,129         71,974           97,938            689,375
  Issuance of stock in legal settlement             494,813                                            494,813
  Discount on convertible bonds                     500,000                                            500,000
  (Increase) decrease in assets:
    Prepaid expenses                                 (1,565)        38,281           (4,000)            (1,565)
    Deposits                                                            --             (300)              (300)
  Increase (decrease) in liabilities:
    Accounts payable                                (69,116)       100,962            1,268             36,624
    Accrued expenses                                (64,051)        82,779            1,600             20,328
    Due to related parties                         (216,021)       303,951          102,923            190,860
                                                -----------     ----------       ----------       ------------
      TOTAL ADJUSTMENTS                           1,177,144        637,497          238,301          2,081,752
                                                -----------     ----------       ----------       ------------
NET CASH (USED) IN OPERATING ACTIVITIES         $(1,261,800)      $(38,958)       $(251,363)       $(1,584,034)
                                                ===========     ==========       ==========       ============


     The accompanying Notes are an integral part of these financial statements

                              HARVARD SCIENTIFIC CORP.
                            (A DEVELOPMENT STAGE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1996 AND 1995

NOTE 1 -- NATURE OF BUSINESS AND ORGANIZATION

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

On January 18, 1994, the Company changed its name to The Male Edge, Inc. On May 10, 1994, the Company changed its name to Harvard Scientific Corp.

The Company has 100,000,000 shares of $.001 par value common stock authorized, with 9,883,129 shares issued and outstanding as of December 31, 1996. The Company had 8,749,124 shares issued and outstanding on December 31, 1995. BTI owned approximately 63% and 78% of the Company's shares at December 31, 1996 and December 31, 1995, respectively.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                              HARVARD SCIENTIFIC CORP.
                            (A DEVELOPMENT STAGE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS
                             December 31, 1996 and 1995



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


EQUIPMENT:

Equipment is stated at cost. Depreciation is incorporated on a straight-line basis over a period of 5 to 7 years. Expenditures for maintenance and repairs are charged to expenses as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any resulting gain or loss is included in expense. See Note 3.


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


EARNINGS PER SHARE:

The earnings per share calculation is based on the weighted average number of shares outstanding during the period: 9,022,404 shares in 1996 and 2,333,839 shares in 1995.


INCOME TAX:

Because of losses sustained since inception, no provision has been made for income tax.


NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and building improvements at December 31, 1996 and 1995, consist of the following:

                                                         1996            1995
                                                         ----            ----
Equipment                                               $9,416          $11,682
Leasehold Improvements                                      --            5,816
                                                        ------          -------
                                                         9,416           17,498
Less accumulated depreciation                            3,491            6,637
                                                        ------          -------
                                                        $5,925          $10,861
                                                        ------          -------

The Company relocated to Reno, Nevada, during December 1996. By relocating, the Company reduced its need for certain equipment and leasehold improvements. The Company does not own manufacturing equipment for its product. The product has been and will continue to be manufactured by third-party manufacturers according to the Company's specifications.

NOTE 4 - INTELLECTUAL PROPERTIES

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

On November 16, 1995, the Company exchanged 6,138,500 shares of common stock with BTI for assistance in raising working capital, patent application, management assistance and distribution agreements associated with the PGE-1 product. The Company recorded the transfer at the par value of stock transferred, which amounted to $6,139.

During 1996, the Company expensed the unamortized cost of acquiring technology relating to the development of an HIV home test kit. The Company, which originally acquired the rights in exchange for 335,000 shares of common stock, ceased product development in connection with a settlement accrued in 1995 (Note 10).

NOTE 5 -- ACCRUED EXPENSES

Accrued expenses at December 31, 1996 and 1995, consist of the following:

                                         1996            1995
                                       --------        --------
Settlement costs (Note 10)             $    --         $50,000
Payroll                                  9,680          32,000
Payroll taxes                            1,000           1,680
Interest on notes                        9,649              --
Transfer fees                               --             700
                                       -------         -------

                                       $20,329         $84,380
                                       =======         =======

See also Notes 9 and 10.

NOTE 6 -- NOTES PAYABLE

The Company had the following notes payable at December 3, 1996 and 1995:

                                         1996            1995
                                       --------        --------
8% note, payable to former director
     on demand, unsecured (Note 7)     $ 37,275         $62,675
8% note, payable to a related party
     on demand, unsecured                    --           5,000
7% convertible debentures, convertible
at 50% of the market price of the
stock on the day before the conversion
date                                    250,000              --
                                       --------         -------
                                       $287,275         $67,675
                                       ========         =======

                              HARVARD SCIENTIFIC CORP.
                            (A DEVELOPMENT STAGE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1996 AND 1995

NOTE 6 -- NOTES PAYABLE (CONTINUED)

In June 1996, the Company issued $500,000 worth of 7% convertible debentures to three non-US residents. The debentures were to be converted into shares of common stock in December 1996, at 50% of the current market value of the stock. By December 31, 1996, $250,000 of the debentures had been converted to equity. A total discount of $500,000 was reflected in interest expense and paid in capital in the current year. See also Notes 9, 10, and 12.

NOTE 7 -- RELATED PARTY TRANSACTIONS

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

During 1994 and 1995, the Company entered into three significant transactions with related parties for the acquisition of intellectual rights and the provision of technological, management, fundraising, ad marketing assistance.
Note 4 describes the valuation of these transactions.

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

See also the discussions regarding agreements, intellectual properties, and subsequent events in Notes 4, 9 and 12.

NOTE 8 -- INCOME TAXES

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

NOTE 9 -- AGREEMENTS

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

NOTE 10 -- CONTINGENCIES

The Company has been named as a party in certain pending or threatened legal, governmental, administrative, or judicial proceedings that arose in the ordinary course of business. These pending or threatened proceedings may affect the Company in a material way.

These financial statements reflect the way in which the Company resolved two lawsuits:

        a. The Company reached a mutual release regarding a Distribution Agreement, which provided for the manufacture, marketing, and distribution of HIV test kits. The mutual release called for a $50,000 payment which accrued during 1995 and was paid in full during the first quarter of 1996.

        b. The Company amicably settled an action with Thomas E. Waite & Associates regarding the contract under which Waite was to provide an array of business services. The Company issued 568,750 shares of stock in settlement, which was accrued in these financial statements at $494,813.

The ultimate effect of other proceedings cannot be estimated at this time. The Company has noted some possible irregularities pertaining to the June 1996 issuance of its convertible debentures and has taken steps to rectify the matter. The Company hopes to resolve two pending claims related to the debenture issuance, which aim to force a stock conversion. These claims were filed December 31, 1996, and are discussed in Note 12 as subsequent events.

NOTE -- CONTINGENCIES (CONTINUED)

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

NOTE 11 -- UNCERTAINTY -- GOING CONCERN

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

The Company intends to obtain additional capital through public and private financing or from other sources, such as collaboration agreements. Although the Company sold $5,000,000 principal amount of 6% convertible debentures (Note 12) and has an undertaking, subject to various conditions, to sell an additional $10,000,000 principal amount of 6% convertible debentures, there can be no assurance that this additional funding will occur, or be sufficient. If additional funding does not occur or is insufficient, there is no assurance that other required funds will be available on terms satisfactory to the Company. Failure to obtain adequate financing could cause a delay or termination of the Company's product development and marketing efforts. See also Note 12.

NOTE 12 -- SUBSEQUENT EVENTS

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

In March 1997, pursuant to a private placement, the Company sold to one investor $5,000,000 principal amount of 6% Convertible Debentures (the "Debentures") due March 30, 1998. The company also received a commitment from the same investor, subject to various conditions, to purchase additional Debentures in the aggregate principal amount of up to $10,000,000 in two tranches of $5,000,000 each, also to be due March 30, 1998. The Debentures will be convertible into shares of common stock at the lesser of the market price on March 21, 1997, or 80% of the market price on the conversion date.

Issuance costs of $625,000 related to the first $5,000,000 principal amount of 6% Convertible Debentures sold in March 1997 were deferred, and will be amortized on a straight-line basis though March 30, 1998. In addition, and in anticipation of a possible conversion to common stock at 80% of the market price on the conversion date, the Company is accounting for the 20% discount to market of $1,250,000 as additional interest expense to be accrued on a straight-line basis through March 30, 1998.

Relative to the Company's undertaking to issued $15,000,000 in 6% Convertible Debentures, on April 21, 1997, the Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 (together with all amendments thereto), under the Securities Act with respect to the securities offered thereby. The registration relates to an aggregate of 12,064,344 shares of Common Stock, $.001 par value per share, which is approximately 300% of the 4,021,448 shares issuable if the proposed $15,000,000 principal amount of Debentures had been outstanding on April 14, 1997, and all the Debentures had been converted on that date.

As discussed in Note 3, the Company moved its headquarters to Reno, Nevada, in early 1997. The Company still shares research and development facilities with BTI in Irvine, California.

NOTE 13 -- SUPPLEMENTAL CASH FLOW DISCLOSURES
The Company paid cash to suppliers of goods and services and in 1996, 1995, and 1994 as follows:

                                        1996            1995            1994
Professional Fees                   $  589,370        $   --         $ 41,467
Office & Occupancy                      37,787         28,885          33,478
Travel & Entertainment                 114,588          1,269          32,316
R&D/Costs of Goods Sold                405,359             --          48,740
Miscellaneous                            5,619             --           2,107
                                    ----------        -------        --------
                                    $1,151,723        $30,154        $158,108
                                    ==========        =======        ========

NOTE 13 -- SUPPLEMENTAL CASH FLOW DISCLOSURES (CONTINUED)
The Company issues stock for other than cash in the following amounts:

                            HARVARD SCIENTIFIC CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

                                        1996            1995            1994
Issuance of stock for director's
  fees, salaries, consultants,
  and rent                          $ 60,083           $531,349      $ 97,938
Issuance of stock for
  intellectual properties                 --              6,139         4,196
Issuance of stock for
  organizational costs                    --                 --        24,625
Issuance of stock for legal
  settlement                        $494,813           $     --      $     --
                                    --------           --------      --------
                                    $554,896           $537,448      $126,759
                                    ========           ========      ========

The Company expensed $425,045 in the current year for stock issued in 1995 for prepaid services included in the $531,349 reflected in the statement of stockholders' equity.

A discount of $500,000 on convertible debentures was reflected in the current year as interest expensed and paid in capital.

NOTE 14 -- REVISED FINANCIAL STATEMENTS

The financial statements and the auditors' report for the Company for the periods ending December 31, 1996 and 1995 have been recalled, the following items were adjusted.

Issuance of Convertible Debentures did not include the discount portion which should be reflected as interest expense of $500,000 on the $500,000 debentures.

The net effect of the above change is as follows:

*  Net loss increased by $500,000
*  No effect on net assets or liabilities.

                              [DALE MCGHIE LETTERHEAD]



                            INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
 and Shareholders of
Harvard Scientific Corp.

I have audited the balance sheet of Harvard Scientific Corp. (A Development Stage Company) as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and have issued my opinion thereon dated June 2, 1997. Such financial statements and opinion are included in your 1987 Annual Report to Stockholders and are incorporated herein by reference. My examination also comprehended Supplemental Schedules V and VI of Harvard Scientific Corp. (A Development Stage Company). In my opinion, Schedules V and VI, when considered in relation to the basic financial statements, present fairly in all material respects the information shown therein.


W. Dale McGhie, CPA
Reno, Nevada
June 2, 1997

                              HARVARD SCIENTIFIC CORP.
                            (A DEVELOPMENT STAGE COMPANY)

         SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                          OF PROPERTY, PLANT AND EQUIPMENT
                   For the Years Ended December 31, 1996 and 1995

      Column A                    Column B             Column C           Column D                    Column E
--------------------------    -------------------  -----------------  ------------------  --------------------------------
                                                       Additions                            Other Changes
                                 Balance at         Charged to Costs                       Reclassifications   Balance at
    Classification             Beginning of Year      and Expenses       Retirements         add (deduct)      End of Year
--------------------------    -------------------  -----------------  ------------------  ------------------  ------------
December 31, 1996:
 Furniture and equipment           $4,408               $3,235             $ (4,152)             $--             $3,491
 Intellectual property*             1,771                2,067               (2,791)              --              1,047
 Leasehold and leasehold
  improvements                      2,228                1,163               (3,391)              --                 --
                                  -------               ------             --------              ---             ------
     TOTAL                         $8,407               $6,465             $(10,334)             $--             $4,538
                                  =======               ======             ========              ===             ======


December 31, 1995:
 Furniture and equipment           $2,072               $2,336             $     --              $--             $4,408
 Intellectual property*               728                1,043                   --               --              1,771
 Leasehold and leasehold
  improvements                      1,065                1,163                   --               --              2,228
                                  -------               ------             --------              ---             ------
     TOTAL                         $3,865               $4,542             $     --              $--             $8,407
                                  =======               ======             ========              ===             ======

                              HARVARD SCIENTIFIC CORP.
                            (A DEVELOPMENT STAGE COMPANY)

                    SCHEDULE V -- PROPERTY, PLANT, AND EQUIPMENT
                   For the Years Ended December 31, 1996 and 1995

        Column A                 Column B            Column C            Column D                    Column E
                                                                                         OTHER CHANGES
                                BALANCE AT           ADDITIONS                         RECLASSIFICATIONS   BALANCE AT
     CLASSIFICATION          BEGINNING OF YEAR        AT COST           RETIREMENTS       ADD(DEDUCT)      END OF YEAR
-------------------------    -----------------   -----------------   ---------------   -----------------   -----------

December 31, 1996:
  Furniture and equipment    $          11,682   $           7,399   $        (9,665)  $               -   $     9,416
  Intellectual property*                10,335                   -            (1,340)                  -         8,995
  Leasehold and leasehold
    improvements                         5,816                   -            (5,816)                  -             -
                             -----------------    ----------------   ---------------   -----------------   -----------
       Total                 $          27,833    $          7,399   $       (16,821)                  -   $    18,411
                             =================    ================   ===============   =================   ===========

December 31, 1995:
  Furniture and equipment    $          11,682    $              -   $             -   $               -   $    11,682
  Intellectual property*                 4,196               6,139   $             -   $               -   $    10,335
  Leasehold and leasehold
   improvements                         5,816                   -                  -                   -         5,816
                             -----------------     ---------------   ---------------   -----------------   -----------
       Total                 $          21,694     $         6,139   $             -   $               -   $    27,833
                             =================     ===============   ===============   =================   ===========

*Supplemental disclosure

                         CONSENT OF INDEPENDENT AUDITOR

         I hereby consent to the use of my report on financial statements for the years ended December 31, 1996, 1995, and 1994 dated June 2, 1997, in the Form 10-KSB of Harvard Scientific Corp. in which this consent is included.

         I also consent to the addition of Supplemental Schedules V and VI of Harvard Scientific Corp. for the years ended December 31, 1996 and 1995 in such Registration Statement and Prospectus.




                                                       /s/  W. Dale McGhie
                                                       ------------------------
                                                         W. Dale McGhie, CPA


Dated:  August 8,  1997
        Reno, Nevada

--------------------------------------------------------------------------------
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------------------------

         The Registrant incorporates herein by this reference Part II, Item 8 of the Amended Form 10-KSB the Registrant filed with the Securities and Exchange Commission on July 29, 1997.

PART III

--------------------------------------------------------------------------------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

         The Registrant incorporates herein by this reference Part III, Item 9 of the Form 10-KSB the Registrant filed with the Securities and Exchange Commission on April 14, 1997.


--------------------------------------------------------------------------------
ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------


         The Registrant incorporates herein by this reference Part III, Item 10 of the Form 10-KSB the Registrant filed with the Securities and Exchange Commission on April 14, 1997.


--------------------------------------------------------------------------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The Registrant incorporates herein by this reference Part III, Item 11 of the Form 10-KSB the Registrant filed with the Securities and Exchange Commission on April 14, 1997.


--------------------------------------------------------------------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         The Registrant incorporates herein by this reference Part III, Item 12 of the Form 10-KSB the Registrant filed with the Securities and Exchange Commission on April 14, 1997.


--------------------------------------------------------------------------------
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         The Registrant incorporates herein by this reference Part III, Item 13 of the Amended Form 10-KSB the Registrant filed with the Securities and Exchange Commission on July 29, 1997.


                                     III-1

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 1997.

                                                     HARVARD SCIENTIFIC CORP.



                                                     By  /s/ Don Steffens
                                                         ----------------------
                                                          Don Steffens
                                                          Secretary


                                     III-2