Form 10QSB/A
period 1997-03-31
HARVARD SCIENTIFIC CORP
filed 1997-08-12
CIK 1006598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 2 TO FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1997

                         Commission File Number 0-28392

                            HARVARD SCIENTIFIC CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Nevada                                          88-0226455
--------------------------------------------------------------------------------
(State or other jurisdiction                         (I.R.S. Employer
   of incorporation)                               Identification Number)

              100 N. Arlington Ave., Suite 23P, Reno, Nevada 89501
             ------------------------------------------------------
                (Address of principal executive offices)   (Zip Code)

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

(1)    Yes  X    No (2)   Yes  X    No
   ----    ----     ----      ----



Indicate the number of shares outstanding of each of the Issuer's classes of Common Equity, as of the latest practicable date:


           --------------------------------------------------------------------
           Common Stock, Par
           Value $0.001 Per Share               18,889,652
           --------------------------------------------------------------------
                (TITLE OF CLASS)      (NUMBER OF SHARES OUTSTANDING AT
                                                AUGUST 8, 1997)
           --------------------------------------------------------------------

PART I

ITEM NO. 1.  FINANCIAL STATEMENTS

                            HARVARD SCIENTIFIC CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                     ASSETS




                                                                      MARCH 31,      DECEMBER 31,     DECEMBER 31,
                                                                        1997             1996            1995
                                                                     (Unaudited)       (Audited)       (Audited)
                                                                     ----------       ----------       ----------
CURRENT ASSETS:
    Cash                                                             $3,497,023                -       $  799,466
    Prepaid  expenses (Note 7)                                          220,000            1,565          425,094
    Deferred debt issue costs (Note 11)                                 608,333                -                -
                                                                     ----------       ----------       ----------

        TOTAL CURRENT ASSETS                                          4,325,356            1,565        1,224,560


EQUIPMENT:
    at cost, less accumulated depreciation of
    $3,874 at March 31, 1997, $3,491 at December 31,
    1996 and $6,637 at December 31, 1995 (Note 3)                         5,542            5,925           10,861
                                                                     ----------       ----------       ----------


INTANGIBLE ASSETS:
    Intellectual Property, net of accumulated amortization
          of $1,357 at March 31, 1997, $1,048 at December 31,
          1996 and $1,771 at December 31, 1995 (Notes 4 and 7)            7,638            7,948            8,563

    Organizational cost, net of accumulated amortization of
          $109,397 at March 31, 1997, $105,760 at December 31,
          1996 and $70,754 at December 31, 1995 (Note 7)                 66,153           69,789          104,796
                                                                     ----------       ----------       ----------

                                                                         73,791           77,737          113,359
                                                                     ----------       ----------       ----------
OTHER ASSETS
    Deposits                                                                300              300              300
                                                                     ----------       ----------       ----------

        TOTAL ASSETS                                                 $4,404,989       $   85,527       $1,349,080
                                                                     ==========       ==========       ==========










The accompanying Notes are an integral part of these balance sheets.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEETS (CONTINUED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                                      MARCH 31,     DECEMBER 31,     DECEMBER 31,
                                                                                        1997           1996             1995
                                                                                    (Unaudited)      (Audited)        (Audited)
                                                                                    -----------     -----------     -----------
CURRENT LIABILITIES:
       Accounts payable                                                             $     5,226     $    36,625     $   105,791
       Accrued Expenses (Note 5)                                                         97,917          20,329          84,380
       Bank overdraft                                                                         -             134               -
       Due to related parties (Note 7)                                                  183,535         190,860         406,881
       Note payable to related parties (Notes 6 and 7)                                   37,275          37,275          67,675
       Debentures payable-Convertible (Note 11)                                       5,000,000               -               -
       Note Payable-Convertible (Note 6)                                                250,000         250,000               -
                                                                                    -----------     -----------     -----------

           TOTAL CURRENT LIABILITIES                                                  5,573,953         535,223         664,727
                                                                                    -----------     -----------     -----------



CONTINGENCIES: (NOTE 10)                                                                      -               -               -

DISCOUNT ON DEBENTURE                                                                $1,215,753             -0-             -0-

STOCKHOLDERS' EQUITY:
       Common Stock, $.001 par value; 100,000,000 shares authorized; 11,403,129,
            9,883,129 and 8,749,125 shares issued and outstanding at March 31,
            1997, December 31, 1996 and December 31, 1995,
            respectively (Note 1)                                                        11,403           9,883           8,749
       Additional paid-in capital                                                     4,410,534       3,206,207       1,902,445
       Deficit accumulated during the development stage                              (6,806,654)     (3,665,786)     (1,226,841)
                                                                                    -----------     -----------     -----------

           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (2,384,717)       (449,696)        684,353
                                                                                    -----------     -----------     -----------



           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 4,404,989     $    85,527     $ 1,349,080
                                                                                    ===========     ===========     ===========



      The accompanying Notes are an integral part of these balance sheets.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                   THREE MONTHS   THREE MONTHS
                                                       ENDED          ENDED                YEARS ENDED DECEMBER 31,
                                                  MARCH 31, 1997 MARCH 31, 1996  ------------------------------------------
                                                    (UNAUDITED)    (UNAUDITED)       1996           1995           1994
                                                   ------------   ------------   ------------   ------------   ------------
NET SALES                                          $          -   $     26,959   $    181,000   $          -   $          -
COST OF SALES                                                 -         85,675        216,870              -              -
                                                   ------------   ------------   ------------   ------------   ------------
       GROSS PROFIT                                           -        (58,716)       (35,870)             -              -
                                                   ------------   ------------   ------------   ------------   ------------

OPERATING EXPENSES:
    General and administrative expenses (Note 7)      1,856,154        287,148      1,244,272        434,320        324,699
    Research and development (Note 7)                       377         38,529        109,553        194,965        124,366
    Depreciation and amortization (Note 3)               20,997         10,247         41,472         39,550         38,872
                                                   ------------   ------------   ------------   ------------   ------------

       TOTAL OPERATING EXPENSES                       1,877,528       335,924      1,395,297        668,835        487,937
                                                   ------------   ------------   ------------   ------------   ------------

       (LOSS) FROM OPERATIONS                        (1,877,528)      (394,640)    (1,431,167)      (668,835)      (487,937)
                                                   ------------   ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
    Settlements (Note 10)                                     -              -       (494,813)             -              -
    Interest income                                           -              -              -              -              -
    Interest expense                                 (1,263,340)        (1,612)      (512,964)        (7,620)        (1,727)
    Loss on disposition of marketable securities              -              -              -              -              -
                                                   ------------   ------------   ------------   ------------   ------------

       TOTAL OTHER INCOME AND EXPENSE                (1,263,340)        (1,612)    (1,007,777)        (7,620)        (1,727)
                                                   ------------   ------------   ------------   ------------   ------------

NET LOSS                                           $ (3,140,868)  $   (396,252)  $ (2,438,944)  $   (676,455)  $   (489,664)
                                                   ============   ============   ============   ============   ============

LOSS PER COMMON SHARE (Note 2)                     $      (0.30)  $      (0.05)  $      (0.27)  $      (0.29)  $      (0.34)
                                                   ============   ============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                  10,308,240      8,757,903      9,022,404      2,333,839      1,421,563
                                                   ============   ============   ============   ============   ============

                                                    INCEPTION       INCEPTION
                                                       TO               TO
                                                     3/31/97         12/31/96
                                                   (UNAUDITED)     (UNAUDITED)
                                                   ------------   ------------
NET SALES                                          $    187,387   $    187,387
COST OF SALES                                           221,557        221,557
                                                   ------------   ------------
       GROSS PROFIT                                     (34,170)       (34,170)
                                                   ------------   ------------

OPERATING EXPENSES:
    General and administrative expenses (Note 7)      3,897,024      2,040,870
    Research and development (Note 7)                   429,261        428,884
    Depreciation and amortization (Notes 3)             141,631        120,634
                                                   ------------   ------------

       TOTAL OPERATING EXPENSES                       4,467,916      2,590,388
                                                   ------------   ------------

       (LOSS) FROM OPERATIONS                        (4,502,086)    (2,624,558)
                                                   ------------   ------------

OTHER INCOME (EXPENSE):
    Settlements (Note 10)                              (494,813)      (494,813)
    Interest income                                         397            397
    Interest expense                                 (1,785,652)      (522,312)
    Loss on disposition of marketable securities        (24,500)       (24,500)
                                                   ------------   ------------

       TOTAL OTHER INCOME AND EXPENSE                (2,304,568)    (1,041,228)
                                                   ------------   ------------

NET LOSS                                           $ (6,806,654)  $ (3,665,786)
                                                   ============   ============

LOSS PER COMMON SHARE (Note 2)

WEIGHTED AVERAGE SHARES OUTSTANDING


  The accompanying Notes are an integral part of the statements of operations.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995, AND THE PERIOD
           FROM JANUARY 13, 1987(DATE OF INCEPTION) TO MARCH 31, 1997



                                              Restated                             Deficit
                                            Common Stock           Additional       From
                                     ------------------------        Paid-in      Inception
                                       Shares        Amount          Capital       To Date         Total
                                     ---------     ----------        -------       --------       --------
Issuance of shares for cash on
    January 13, 1987 (inception)       103,000     $      103     $    2,097              -     $    2,200

Issuance of shares for cash,
    net of offering costs               51,000             51         19,223                        19,274

Issuance of shares for services        146,000            146              -                           46

Issuance of shares to acquire
    Grant City Corporation              50,000             50         39,827                        39,877
                                     ---------     ----------        -------       --------       --------

BALANCE DECEMBER 31, 1993              350,000            350         61,147              -         61,497

Issuance of shares to effect a
    four-for-one split               1,050,000          1,050         (1,050)                            -

Issuance of shares for
    intellectual property rights     4,196,000          4,196              -                         4,196

Issuance of shares for
    corporation property rights        394,000            394         24,231                        24,625

Issuance of shares for fees
    and services                     1,045,000          1,045         96,893                        97,938

Issuance of shares for cash,
    net of offering costs              393,500            393        353,757                       354,150

Adjustment of shares to effect a
    four-for-one reverse split      (5,571,375)        (5,571)         5,571                             -

Cumulative (loss) from inception
    to December 31, 1994                     -              -              -       (550,386)      (550,386)
                                     ---------     ----------        -------       --------       --------

BALANCE DECEMBER 31, 1994            1,857,125          1,857        540,549       (550,386)        (7,980)


               The accompanying Notes are an integral part of the
                       statements of stockholders equity.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995, AND THE PERIOD
           FROM JANUARY 13, 1987(DATE OF INCEPTION) TO MARCH 31, 1997



                                                             Restated                             Deficit
                                                           Common Stock           Additional       From
                                                    ------------------------        Paid-in      Inception
                                                      Shares        Amount          Capital       To Date         Total
                                                    ----------    -----------    -----------    -----------     -----------
DECEMBER 31, 1994 BALANCE FORWARD                    1,857,125          1,857        540,549       (550,386)         (7,980)

Issuance of shares for fees and services               553,500            553        530,796                         531,349

Issuance of shares at par value for
    intellectual property rights                     6,138,500          6,139              -                           6,139

Issuance of shares for cash,
    net of offering costs                              200,000            200        831,100                        831,300

Net (loss) for the year ended December 31, 1995              -              -              -       (676,455)       (676,455)
                                                    ----------    -----------    -----------    -----------     -----------

BALANCE DECEMBER 31, 1995                            8,749,125          8,749      1,902,445     (1,226,841)        684,353

Issuance of shares for services                        255,000            255         59,828                         60,083

Issuance of shares in conversion of debt               310,254            310        249,690                        250,000

Issuance of shares for legal settlement                568,750            569        494,244                        494,813

Discount on 7% Convertible Debentures                                                500,000                        500,000

Net (loss) for the year ended December 31, 1996              -              -              -     (2,438,944)     (2,438,944)
                                                    ----------    -----------    -----------    -----------     -----------

BALANCE DECEMBER 31, 1996                            9,883,129          9,883      3,206,207     (3,665,785)       (449,695)

Issuance of shares for cash,
    net of offering costs                              250,000            250        124,750                        125,000

Issuance of shares for fees and services             1,270,000          1,270      1,045,330                      1,046,600

Discount on 6% Convertible Debentures                                                 34,247                         34,247

Net (loss) for the Quarter ended
    March 31, 1997                                           -              -              -     (3,140,868)     (3,140,868)
                                                    ----------    -----------    -----------    -----------     -----------

BALANCE MARCH 31, 1997(UNAUDITED)                   11,403,129    $    11,403    $ 4,410,534    ($6,806,653)    ($2,384,716)
                                                    ==========    ===========    ===========    ===========     ===========


               The accompanying Notes are an integral part of the
                       statements of stockholders equity.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                      THREE MONTHS   THREE MONTHS
                                                          ENDED           ENDED                  YEARS ENDED DECEMBER 31,
                                                     MARCH 31, 1997  MARCH 31, 1996    -------------------------------------------
                                                       (UNAUDITED)     (UNAUDITED)        1996            1995            1994
                                                       -----------     -----------     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Cash received from customers                      $        -     $    26,959     $   181,000     $         -     $         -
      Cash paid to employees                                     -         (84,800)       (237,911)         (8,804)        (93,255)
      Cash paid to suppliers (Note 13)                  (1,002,843)       (687,500)     (1,151,723)        (30,154)       (158,108)
      Cash paid for interest                                     -          (1,612)         (3,167)              -               -
      Cash paid for settlement                                   -               -         (50,000)              -               -
                                                       -----------     -----------     -----------     -----------     -----------

          NET CASH USED IN OPERATING ACTIVITIES         (1,002,843)       (746,953)     (1,261,801)        (38,958)       (251,363)
                                                       -----------     -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash from sale (purchase) of equipment                     -          (2,103)         (7,399)              -         (17,498)
      Capitalized organization costs                             -               -               -               -        (150,000)
      Purchase of marketable securities                          -               -               -               -               -
                                                       -----------     -----------     -----------     -----------     -----------

          NET CASH USED IN INVESTING ACTIVITIES                  -          (2,103)         (7,399)              -        (167,498)
                                                       -----------     -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of capital stock                  125,000               -               -         831,300         354,149
      Proceeds from debt converted to capital stock              -               -         250,000               -               -
      Proceeds from debt                                         -               -         251,100          80,719          83,625
      Proceeds from debentures, net of costs             4,375,000               -               -               -               -
      Principal payments on debt                                 -         (30,400)        (31,500)        (74,319)        (22,350)
                                                       -----------     -----------     -----------     -----------     -----------

          NET CASH PROVIDED BY FINANCING
              ACTIVITIES                                 4,500,000         (30,400)        469,600         837,700         415,424
                                                       -----------     -----------     -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH                          3,497,157        (779,456)       (799,600)        798,742          (3,437)

CASH AT BEGINNING OF PERIOD                                   (134)        799,466         799,466             724           4,161
                                                       -----------     -----------     -----------     -----------     -----------


CASH AT END OF PERIOD                                  $ 3,497,023     $    20,010     ($      134)    $   799,466     $       724
                                                       ===========     ===========     ===========     ===========     ===========


                                                        INCEPTION       INCEPTION
                                                            TO               TO
                                                         3/31/97         12/31/96
                                                       (UNAUDITED)     (UNAUDITED)
                                                       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Cash received from customers                     $   181,000     $   181,000
                                                       -----------     -----------
      Cash paid to employees                              (339,970)       (339,970)
      Cash paid to suppliers (Note 13)                  (2,374,740)     (1,371,897)
      Cash paid for interest                                (3,167)         (3,167)
      Cash paid for settlement                             (50,000)        (50,000)
                                                       -----------     -----------

          NET CASH USED IN OPERATING ACTIVITIES         (2,586,877)     (1,584,034)
                                                       -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash from sale (purchase) of equipment               (24,897)        (24,897)
      Capitalized organization costs                      (150,924)       (150,924)
      Purchase of marketable securities                    (24,500)        (24,500)
                                                       -----------     -----------

          NET CASH USED IN INVESTING ACTIVITIES           (200,321)       (200,321)
                                                       -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of capital stock                1,371,946       1,246,946
      Proceeds from debt converted to capital stock        250,000         250,000
      Proceeds from debt                                   415,444         415,444
      Proceeds from debentures, net of costs             4,375,000               -
      Principal payments on debt                          (128,169)       (128,169)
                                                       -----------     -----------

          NET CASH PROVIDED BY FINANCING
              ACTIVITIES                                 6,284,221       1,784,221
                                                       -----------     -----------

NET INCREASE (DECREASE) IN CASH                          3,497,023            (134)

CASH AT BEGINNING OF PERIOD                                      -               -
                                                       -----------     -----------

                                                                      -----------

CASH AT END OF PERIOD                                  $ 3,497,023     ($      134)
                                                       ===========     ===========



  The accompanying Notes are an integral part of the statement of cash flows.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                     THREE MONTHS    THREE MONTHS
                                                         ENDED           ENDED                   YEARS ENDED DECEMBER 31,
                                                    MARCH 31, 1997  MARCH 31, 1996    --------------------------------------------
                                                      (UNAUDITED)     (UNAUDITED)        1996             1995            1994
                                                      -----------     -----------     -----------     -----------     -----------
RECONCILIATION OF NET LOSS TO NET CASH
      USED IN OPERATING ACTIVITIES:

NET LOSS                                              $(3,140,868)    $  (396,252)    $(2,438,944)    $  (676,455)    $  (489,664)


ADJUSTMENTS TO RECONCILE NET LOSS TO
      NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES:

      Book value of assets sold                                 -               -           6,483               -               -
      Loss on disposition of marketable securities              -               -               -               -               -
      Depreciation and amortization                        20,997          10,247          41,472          39,550          38,872
      Issuance of stock for director's fees
          and services                                  1,046,600           5,000         485,129          71,974          97,938
      Issuance of stock in legal settlement                     -               -         494,813               -               -
      Discount on Convertible Bonds                     1,250,000                         500,000
      (Increase) decrease in assets:
          Prepaid expenses                               (218,435)         57,105          (1,565)         38,281          (4,000)
          Deposits                                              -         (10,000)              -               -            (300)
      Increase (decrease) in liabilities:
          Accounts payable                                (31,399)        (70,780)        (69,116)        100,962           1,268
          Accrued expenses                                 77,588         (84,080)        (64,051)         82,779           1,600
          Due to related parties                           (7,325)       (258,193)       (216,021)        303,951         102,923
                                                      -----------     -----------     -----------     -----------     -----------
                  TOTAL ADJUSTMENTS                     2,138,026        (350,701)      1,177,144         637,497         238,301
                                                      -----------     -----------     -----------     -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                 $(1,002,842)    $  (746,953)    $(1,261,800)    $   (38,958)    $  (251,363)
                                                      ===========     ===========     ===========     ===========     ===========


                                                        INCEPTION       INCEPTION
                                                            TO               TO
                                                         3/31/97         12/31/96
                                                       (UNAUDITED)     (UNAUDITED)
                                                       -----------     -----------
RECONCILIATION OF NET LOSS TO NET CASH
      USED IN OPERATING ACTIVITIES:

NET LOSS                                              $(6,806,654)    $(3,665,786)
                                                      -----------     -----------

ADJUSTMENTS TO RECONCILE NET LOSS TO
      NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES:

      Book value of assets sold                             6,483           6,483
      Loss on disposition of marketable securities         24,500          24,500
      Depreciation and amortization                       141,630         120,634
      Issuance of stock for director's fees
          and services                                  1,735,975         689,375
      Issuance of stock in legal settlement               494,813         494,813
      Discount on Convertible Bonds                     1,750,000         500,000
      (Increase) decrease in assets:
          Prepaid expenses                               (220,000)         (1,565)
          Deposits                                           (300)           (300)
      Increase (decrease) in liabilities:
          Accounts payable                                  5,225          36,624
          Accrued expenses                                 97,916          20,328
          Due to related parties                          183,535         190,860
                                                      -----------     -----------
                  TOTAL ADJUSTMENTS                     4,219,777       2,081,752
                                                      -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES               $  (2,586,877)    $(1,584,034)
                                                      ===========     ===========


   The accompanying Notes are an integral part of the statement of cash flows.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS FOR THE PERIODS ENDED
                           DECEMBER 31, 1996 AND 1995


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

On February 13, 1996, the Company received an assignment of an application for a patent entitled "PGE-1 Containing Lyophilized Liposomes For Use In The Treatment of Erectile Dysfunction" and identified as United States Application No. 08/573,408 ("PGE-1"). The assignment was made by the holder of the application, Bio-Sphere Technology, Inc. ("BTI"), the Company's majority shareholder. The Company plans to focus its operations on PGE-1 to bring the product to the marketplace.

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

On January 18, 1994, the Company changed its name to The Male Edge, Inc. On May 10, 1994, the Company changed its name to Harvard Scientific Corp.

The Company has 100,000,000 shares of $.001 par value common stock authorized, with 11,403,129 shares issued and outstanding as of March 31, 1997, and 9,883,129 issued and outstanding on December 31, 1996. BTI owned approximately 56% of the Company's shares at March 31, 1997 and 63% at December 31, 1996, respectively.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS FOR THE PERIODS ENDED
                           DECEMBER 31, 1996 AND 1995


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

EARNINGS PER SHARE:

The earnings per share calculation was based on the weighted average number of shares outstanding during the period: 10,308,240 shares at March 31, 1997
(which includes the estimated number of shares that would have been outstanding, assuming conversion of the 6% convertible debentures) (See Note 13), and 8,757,903 shares at March 31, 1996.

INCOME TAX:

Because of losses sustained since inception, no provision has been made for income tax.


NOTE 3 - EQUIPMENT

Equipment and building improvements at December 31, 1996 and 1995, consist of the following:

                                        MARCH 31, 1997     DECEMBER 31, 1996
                                       ---------------     -----------------
Equipment                                  $9,416              $ 9,416
Leasehold Improvements                         --                   --
                                           ------              -------
                                            9,416                9,416
Less: accumulated depreciation              3,874                3,491
                                           ------              -------
                                           $5,542              $ 5,925
                                           ------              -------

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS FOR THE PERIODS ENDED
                           DECEMBER 31, 1996 AND 1995


NOTE 3 - EQUIPMENT (CONTINUED)

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

NOTE 5 - ACCRUED EXPENSES

Accrued expenses at March 31, 1997 and December 31, 1996, consist of the following:

                                     MARCH 31, 1997   DECEMBER 31, 1996
                                     --------------   -----------------
Settlement costs (Note 10)              $    --           $    --
Payroll                                  63,640             9,680
Payroll taxes                             4,869             1,000
Interest on notes                        29,408             9,649
Transfer fees                                --                --
                                        -------           -------
                                        $97,917           $20,329
                                        -------           -------

Also see Notes 6, 7 and 11.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS FOR THE PERIODS ENDED
                           DECEMBER 31, 1996 AND 1995


NOTE 6 - NOTES PAYABLE

The Company had the following notes payable at March 31, 1997 and December 31, 1996:

                                                    MARCH 31, 1997     DECEMBER 31, 1996
                                                    --------------     -----------------

8% note, payable to former director
    on demand, unsecured (Notes 7 and 14)               $ 37,275           $ 37,275
8% note, payable to a related party
    on demand, unsecured                                      --                 --
7% convertible debentures, convertible at
    50% of the market price of the stock on the
    day before the conversion date (Note 14)             250,000            250,000
                                                        --------           --------
                                                        $287,275           $287,275
                                                        --------           --------



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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS FOR THE PERIODS ENDED
                           DECEMBER 31, 1996 AND 1995


NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

See also discussions regarding agreements, intellectual properties, and subsequent events in Notes 4, 9 and 13.

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

In December 1996, the Company entered into an agreement with Martin E. Janis & Company, Inc. The agency will create and carry out a financial public relations program in exchange for costs and an option on 50,000 shares of free-trading stock, exercisable at $1.25 per share.

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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS FOR THE PERIODS ENDED
                           DECEMBER 31, 1996 AND 1995


NOTE 10 - CONTINGENCIES (CONTINUED)

         b. The Company amicably settled an action with Thomas E. Waite & Associates regarding a contract under which Waite was to provide an array of business services. The Company issued 568,750 shares of common stock in settlement, which accrued in these financial statements at $494,813.

In February 1997, two noteworthy legal actions transpired:

         a. In an action concerning $150,000 in 7% Convertible Debentures, the Company became a defendant in a U.S. district Court action initiated by Ailouros Ltd. Ailouros claims that it is entitled to 263,225 shares of common stock and/or damages in the amount of $2,000,000. The Company has previously initiated a lawsuit in the Nevada courts respecting the same claim, and both matters were removed to Federal court. The Company is asking that any shares issued to Ailouros be issued pursuant to the requirements of the SEC's Regulation S. See Note 13.


         b. The Company filed an action for damages due to negligence and breach of contract by D. Weekstein and Co., Inc. and Donald Weckstein. The contract at issue was an agreement to obtain financing in exchange for Company stock. The Weckstein defendants subsequently filed a lawsuit in New York against the Company respecting the same contract, and asked for damages against a third party for tortious interference with the contract. The Weckstein plaintiffs seek damages on their contract claim in the amount of $250,000 and $400,000, and damages in excess of $10,000 on an abuse of process claim. However, this litigation was settled in April 1997 (See Note 13).

One additional act may impact the Company in the future, although no determination can be made at this time. The Company is prepared to terminate its licensing agreement with Pharma Maehle, the holder of the Company's distribution rights in a portion of its overseas market. The Company is negotiating to resolve the contract issues to benefit business operations, but the ultimate resolution and its impact upon the Company cannot be estimated.

The Company experienced a management change in December 1996 as it moved its headquarters to Reno, Nevada, but expects no negative impact from the change.

The ultimate effect of other proceedings cannot be estimated.


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

Isssuance costs of $625,000 related to the first $5,000,000 principal amount of 6% Convertible Debentures sold in March 1997 were deferred, and will be amortized on a straight-line basis through March 30, 1998. In addition, and in anticipation of a possible conversion to common stock at 80% of the market price on the conversion date, the Company is accounting for the 20% discount to market on $1,250,000 as additional interest expense to be accrued on a straight-line basis through March 30, 1998. A discount of $34,247 is reflected in interest expense and paid in capital in the first quarter of 1997.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS FOR THE PERIODS ENDED
                           DECEMBER 31, 1996 AND 1995


NOTE 12 - UNCERTAINTY - GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company's future success is dependent upon its ability to raise additional funds to complete the commercialization process for its erectile dysfunction treatment product. The Company intends to obtain these funds through public and private financing or from other sources, such as collaboration agreements. Although the Company has sold $5,000,000 principal amount of Debentures (Note 11), and has an undertaking, subject to various conditions, to raise an additional $10,000,000 principal amount of Debentures, there can be no assurance that this additional funding will occur or be sufficient and that, if this additional funding does not occur or is insufficient, other required funds will be available or will be available on terms satisfactory to the Company. Failure to obtain adequate financing could cause a delay or termination of the Company's product development and marketing efforts.

NOTE 13 - SUBSEQUENT EVENTS

Relative to the Company's undertaking to issue $15,000,000 in 6% Convertible Debentures, on April 14, 1997, the Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 (together with all amendments thereto), under the Securities Act with respect to the securities offered thereby. The registration relates to an aggregate of 12,064,344 shares of Common Stock, $.001 par value per share, which is approximately 300% of the 4,021,448 shares issuable if the proposed $15,000,000 principal amount of Debentures had been outstanding on April 14, 1997, and all the Debentures had been converted on that date. See Note 12.

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

On April 2, 1997, the Company entered into a consulting agreement with David E. Jordan for the provision of financial public relations and other services. According to the terms of this agreement, Mr. Jordan received 200,000 shares of the Company's common stock, as well as a monthly fee of $8,000. Mr. Jordan was also entitled to all agency fees which public relations and/or advertising firms receive when preparing material or placing advertising. Such fees were in addition the monthly consulting fee. In addition, 1,000,000 shares of the Company's common stock were issued to Mr. Jordan and parties related to Mr. Jordan. The Company terminated this agreement on June 17, 1997, and cancelled the 1,000,000 shares that had been issued to Mr. Jordan and parties related to Mr. Jordan.

On August 4, 1997, the Company entered into a consulting agreement with
I. W. Miller & Co. Inc. ("Miller"), for the provision of business planning, long-term financial planning, investor relations and other services. Under this agreement, which is for a term of six months, Miller will receive a retainer of $10,000 and 50,000 shares of the Company's Common Stock. Additional retainer payments of $10,000 and 25,000 shares of the Company's Common Stock are to be paid monthly for the remainder of the term of the contract. Miller also could receive a performance bonus of 100,000 shares of the Company's Common Stock at the conclusion of the contract.

ITEM NO. 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

         The Registrant's major transaction during the first quarter of 1997 was the issuance of $5,000,000 aggregate principal amount of 6% Convertible Debentures, which are at the heart of the transaction which is the subject of the Registrant's Registration Statement on Form SB-2, filed on April 21, 1997, as amended. The issuance of such Debentures brought a net amount of $4,375,000 into the Registrant's general operating account. Indeed, almost all of the cash generated by the Registrant's operations during the first quarter of 1997 came from the issuance of the Debentures.

Comparison of the three month period ended March 31, 1997, with the three month period ended March 31, 1996

         The Registrant had no net sales during the first quarter of 1997, and, accordingly, had no cost of sales during that period. The first quarter of 1996 saw net sales of $26,959 and cost of sales of $85,675. Accordingly, gross profit in the first quarter of 1996 was a negative $58,716. The difference in the sales figures for the first quarters of 1997 and 1996 is attributable primarily to the Registrant's focus on raising investment capital in 1997, for the purpose of completing the required regulatory review process for its erectile dysfunction product, as opposed to promotions of the Registrant's products in 1996.

         During the first quarter of 1997, the Registrant also experienced a significant increase in operating expenses over what was experienced in the first quarter of 1996. For the first quarter of 1997, total operating expenses were $1,860,861, while in the same quarter in 1996 such expenses were $335,942.

         The primary difference in operating expenses between these two periods comes in general and administrative expenses. General and administrative expense in the first quarter of 1997 were $1,856,154, while in the same quarter of 1996, they were $287,148. General and administrative expense increased in 1997 due to the issuance of the 6% Convertible Debentures in March 1997. The Registrant paid finders' fees of approximately $750,000 in connection with the investment capital transferred to the Registrant in exchange for the Debentures. Also, the Registrant paid legal, accounting and public relations fees of approximately $576,000 during the first quarter of 1997, almost all of which were incurred in connection with, or as a result of, the issuance of the Debentures in March 1997.

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


LIQUIDITY AND CAPITAL RESOURCES

         On March 21, 1997, the Registrant sold $5,000,000 aggregate principal amount of 6% Convertible Debentures ("Debentures") to an investor. This transaction is the primary subject of the above-mentioned Registration Statement on Form SB-2. As a result of the sale of the Debentures, at the end of the first quarter of 1997, the Registrant reported total assets of $4,404,989. This compares with total assets at December 31, 1996 of $85,527. The primary reason for the increase in assets was the increase in cash of $3,497,023 and the appearance of deferred debt issue costs of $625,000, all in connection with the Debentures issued in March 1997. See Note 12 to Financial Statements.

         The Registrant's total current liabilities for the first quarter of 1997 also increased significantly over the total current liabilities at December 31, 1996. Total current liabilities in the first quarter of 1997 were $5,573,953, compared with $535,223 at December 31, 1996. Again, the difference comes primarily from the issuance of the $5,000,000 in 6% Debentures in March 1997.

         The Registrant also issued shares of its common stock during the first quarter of 1997. During this time, the Registrant issued a total of 1,520,000 shares in connection with legal and consulting services and for services rendered by officers and directors of the Registrant. The Registrant anticipates that it will continue the practice of issuing shares of its common stock as compensation for services rendered to the Registrant.

PART II - OTHER INFORMATION

ITEM NO. 1.  LEGAL PROCEEDINGS.

         The Registrant incorporates herein by this reference the description of Legal Proceedings contained in the Registrant's Form 10-Q filed with the Securities and Exchange Commission on or about May 23, 1997, with the following modifications:

         Harvard Scientific Corp. v. Ailouros Ltd., Case No. CV-N-97-00088-HDM, Second Judicial District Court of the State of Nevada, County of Washoe, filed February 6, 1997, removed to United States District Court for the District of Nevada; and Ailouros Ltd. v. Harvard Scientific Corp., Case No. CV-N-97-00089-ECR, United States District Court for the District of Nevada, filed February 13, 1997: On or about June 16, 1997, Ailouros and the Registrant agreed in principle to settle all litigation between the parties. As of July 28, 1997, the settlement agreement is still being drafted, although it will require the parties to maintain confidentiality regarding the settlement terms. In anticipation of such agreement, 450,000 shares of the Registrant's common stock have been issued to Ailouros.


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

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 1997.

                                        HARVARD SCIENTIFIC CORP.



                                        By: /s/  Don Steffens
                                            -----------------------------------
                                                 Don Steffens
                                                 Secretary