Form 10QSB/A
period 1997-03-31
HARVARD SCIENTIFIC CORP
filed 1997-08-14
CIK 1006598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 3 TO FORM 10-QSB

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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEETS (CONTINUED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                                      MARCH 31,     DECEMBER 31,     DECEMBER 31,
                                                                                        1997           1996             1995
                                                                                    (Unaudited)      (Audited)        (Audited)
                                                                                    -----------     -----------     -----------
CURRENT LIABILITIES:
       Accounts payable                                                             $     5,226     $    36,625     $   105,791
       Accrued Expenses (Note 5)                                                         97,917          20,329          84,380
       Bank overdraft                                                                         -             134               -
       Due to related parties (Note 7)                                                  183,535         190,860         406,881
       Note payable to related parties (Notes 6 and 7)                                   37,275          37,275          67,675
       Debentures payable-Convertible (Note 11)                                       5,000,000               -               -
       Note Payable-Convertible (Note 6)                                                250,000         250,000               -
                                                                                    -----------     -----------     -----------

           TOTAL CURRENT LIABILITIES                                                  5,573,953         535,223         664,727
                                                                                    -----------     -----------     -----------



CONTINGENCIES: (NOTE 10)                                                                      -               -               -


STOCKHOLDERS' EQUITY:
       Common Stock, $.001 par value; 100,000,000 shares authorized; 11,403,129,
            9,883,129 and 8,749,125 shares issued and outstanding at March 31,
            1997, December 31, 1996 and December 31, 1995,
            respectively (Note 1)                                                        11,403           9,883           8,749
       Additional paid-in capital                                                     5,626,287       3,206,207       1,902,445
       Deficit accumulated during the development stage                              (6,806,654)     (3,665,786)     (1,226,841)
                                                                                    -----------     -----------     -----------

           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (1,168,964)       (449,696)        684,353
                                                                                    -----------     -----------     -----------



           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 4,404,989     $    85,527     $ 1,349,080
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



                                                             Restated                             Deficit
                                                           Common Stock           Additional       From
                                                    ------------------------        Paid-in      Inception
                                                      Shares        Amount          Capital       To Date         Total
                                                    ----------    -----------    -----------    -----------     -----------
DECEMBER 31, 1994 BALANCE FORWARD                    1,857,125          1,857        540,549       (550,386)         (7,980)

Issuance of shares for fees and services               553,500            553        530,796                         531,349

Issuance of shares at par value for
    intellectual property rights                     6,138,500          6,139              -                           6,139

Issuance of shares for cash,
    net of offering costs                              200,000            200        831,100                        831,300

Net (loss) for the year ended December 31, 1995              -              -              -       (676,455)       (676,455)
                                                    ----------    -----------    -----------    -----------     -----------

BALANCE DECEMBER 31, 1995                            8,749,125          8,749      1,902,445     (1,226,841)        684,353

Issuance of shares for services                        255,000            255         59,828                         60,083

Issuance of shares in conversion of debt               310,254            310        249,690                        250,000

Issuance of shares for legal settlement                568,750            569        494,244                        494,813

Discount on 7% Convertible Debentures                                                500,000                        500,000

Net (loss) for the year ended December 31, 1996              -              -              -     (2,438,944)     (2,438,944)
                                                    ----------    -----------    -----------    -----------     -----------

BALANCE DECEMBER 31, 1996                            9,883,129          9,883      3,206,207     (3,665,785)       (449,695)

Issuance of shares for cash,
    net of offering costs                              250,000            250        124,750                        125,000

Issuance of shares for fees and services             1,270,000          1,270      1,045,330                      1,046,600

Discount on 6% Convertible Debentures                                              1,250,000                      1,250,000

Net (loss) for the Quarter ended
    March 31, 1997                                           -              -              -     (3,140,868)     (3,140,868)
                                                    ----------    -----------    -----------    -----------     -----------

BALANCE MARCH 31, 1997(UNAUDITED)                   11,403,129    $    11,403    $ 5,626,287    ($6,806,653)    ($1,168,964)
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

Isssuance costs of $625,000 related to the first $5,000,000 principal amount of 6% Convertible Debentures sold in March 1997 were deferred, and will be amortized on a straight-line basis through March 30, 1998. In addition, and in anticipation of a possible conversion to common stock at 80% of the market price on the conversion date, the Company is accounting for the 20% discount to market on $1,250,000 as additional interest expense and paid in capital in the first quarter of 1997.

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