Form 10QSB
period 1997-06-30
HARVARD SCIENTIFIC CORP
filed 1997-08-22
CIK 1006598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 3 TO FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended                    Commission File Number
               June 30, 1997                             0-28392

                            HARVARD SCIENTIFIC CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                  88-0226455
--------------------------------------------------------------------------------
     (State or other jurisdiction                   (I.R.S. Employer
          of incorporation)                      Identification Number)

 100 N. Arlington Ave., Suite 23P, Reno, Nevada           89501
--------------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)

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

(1)     Yes  X  No (2)    Yes  X  No
   ----     ---       ----    ---

Indicate the number of shares outstanding of each of the Issuer's classes of Common Equity, as of the latest practicable date:

        Common Stock, Par
      Value $0.001 Per Share                       19,244,688
      ----------------------            --------------------------------
         (TITLE OF CLASS)               (NUMBER OF SHARES OUTSTANDING AT
                                                AUGUST 20, 1997)

PART I

ITEM NO. 1. FINANCIAL STATEMENTS

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                                    JUNE 30,         DECEMBER 31,
                                                                      1997               1996
                                                                   (Unaudited)         (Audited)
                                                                   ------------      ------------
CURRENT ASSETS:
     Cash and cash equivalents                                     $  2,440,973      $         --
     Prepaid expenses (Note 7)                                          165,000             1,565
     Deferred debt issue costs (Note 12)                                451,627                --
                                                                   ------------      ------------
         TOTAL CURRENT ASSETS                                         3,057,600             1,565
                                                                   ------------      ------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
     at cost, less accumulated depreciation of
     $7,305 at June 30, 1997 and $3,491 at
     December 31, 1996 (Note 3)                                          50,062             5,925
                                                                   ------------      ------------

INTANGIBLE ASSETS:
     Intellectual Property, net of accumulated amortization
         of $1,454 at June 30, 1997 and $1,048 at
         December 31, 1996 (Notes 4 and 7)                                7,541             7,948
     Organizational cost, net of accumulated amortization
         of $119,827 at June 30, 1997 and $105,760
         at December 31, 1996 (Note 7)                                   55,723            69,789
                                                                   ------------      ------------
                                                                         63,264            77,737
                                                                   ------------      ------------
OTHER ASSETS:
     Deposits                                                             6,300               300
     Deferred interest expense                                            6,263                --
                                                                   ------------      ------------
         TOTAL OTHER ASSETS                                              12,563               300
                                                                   ------------      ------------

         TOTAL ASSETS                                              $  3,183,489      $     85,527
                                                                   ============      ============


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           JUNE 30,          DECEMBER 31,
                                                                             1997                1996
                                                                         (Unaudited)           (Audited)
                                                                         ------------        ------------
CURRENT LIABILITIES:
   Accounts payable                                                      $     21,966        $     36,625
   Accrued expenses (Note 5)                                                  101,890              20,329
   Bank overdraft                                                                  --                 134
   Obligation under capital lease - current                                    20,113                  --
   Due to related parties                                                     193,035             190,860
   Note payable to related parties (Notes 6 and 7)                                 --              37,275
   Debentures payable - Convertible (Note 11)                               5,000,000                  --
   Note payable - Convertible (Note 6)                                        125,000             250,000
                                                                         ------------        ------------
       TOTAL CURRENT LIABILITIES                                            5,462,004             535,223
                                                                         ------------        ------------
LONG-TERM LIABILITIES:
   Obligation under capital lease - non-current                                16,761                  --
                                                                         ------------        ------------

CONTINGENCIES: (NOTE 10)                                                           --                  --

STOCKHOLDERS' EQUITY:
   Common Stock, $.001 par value; 100,000,000 shares authorized;
       18,025,129 and 9,883,129 shares issued and outstanding at
       June 30, 1997 and December 31, 1996, respectively (Note 1)              18,025               9,883
   Additional paid-in capital                                               5,759,587           3,206,207
   Deficit accumulated during the development stage                        (8,072,888)         (3,665,786)
                                                                         ------------        ------------
       TOTAL STOCKHOLDERS' EQUITY                                          (2,295,276)           (449,696)
                                                                         ------------        ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  3,183,489        $     85,527
                                                                         ============        ============

   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED                SIX MONTHS ENDED            1/13/87
                                                   ----------------------------    ----------------------------     (INCEPTION)
                                                             JUNE 30,                JUNE 30          JUNE 30           TO
                                                      1997             1996           1997              1996          6/30/97
                                                   (UNAUDITED)       (AUDITED)     (UNAUDITED)       (AUDITED)      (UNAUDITED)
                                                   ------------    ------------    ------------    ------------    ------------
NET SALES                                          $         --    $     54,041    $         --    $     26,959    $    187,387
COST OF SALES                                                --          53,951              --          85,675         221,557
                                                   ------------    ------------    ------------    ------------    ------------
      GROSS PROFIT                                           --              90              --         (58,716)        (34,170)
                                                   ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES:
    General and administrative expenses (Note 7)        842,664         324,767       2,698,818         287,148       4,739,688
    Research and development (Note 7)                   192,839           3,340         193,216          38,529         622,100
    Depreciation and amortization (Note 3)              169,329          10,247         190,326          10,247         310,960
                                                                                   ------------    ------------    ------------

      TOTAL OPERATING EXPENSES                        1,204,832         338,354       3,082,360         335,924       5,672,748
                                                   ------------    ------------    ------------    ------------    ------------
      LOSS FROM OPERATIONS                           (1,204,832)       (338,264)     (3,082,360)       (394,640)     (5,706,918)
                                                   ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
    Settlements (Note 10)                                    --              --              --              --        (494,813)
    Interest Income                                         191              --             191              --             588
    Dividend Income                                      18,188              --          18,188              --          18,188
    Interest Expense                                    (79,781)         (2,690)     (1,343,121)         (1,612)     (1,365,433)
    Loss on disposition of marketable securities             --              --              --              --         (24,500)
                                                   ------------    ------------    ------------    ------------    ------------
      TOTAL OTHER INCOME AND EXPENSE                    (61,402)         (2,690)     (1,324,742)         (1,612)     (1,865,970)
                                                   ------------    ------------    ------------    ------------    ------------

NET LOSS                                           $ (1,266,234)   $   (340,954)   $ (4,407,102)   $   (396,252)   $ (7,572,888)
                                                   ============    ============    ============    ============    ============
LOSS PER COMMON SHARE                              $      (0.11)   $      (0.04)   $      (0.37)   $      (0.05)   $      (7.08)
                                                   ============    ============    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 2)         11,801,462       8,935,944      11,801,462       8,757,903       1,069,527
                                                   ============    ============    ============    ============    ============

   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO JUNE 30, 1997 (UNAUDITED)


                                               Restated                                   Deficit
                                             Common Stock               Additional         From
                                      ---------------------------        Paid-in         Inception
                                        Shares           Amount          Capital          To Date            Total
                                      ----------       -------------------------------------------------------------
Issuance of shares for cash on
  January 13, 1987 (inception)           103,000       $      103       $    2,097       $       --       $    2,200

Issuance of shares for cash,
    net of offering costs                 51,000               51           19,223                            19,274

Issuance of shares for services          146,000              146               --                               146

Issuance of shares to acquire
    Grant City Corporation                50,000               50           39,827                            39,877
                                      ----------       -------------------------------------------------------------

BALANCE DECEMBER 31, 1993                350,000              350           61,147                            61,497

Issuance of shares to effect a
  four-for-one split                   1,050,000            1,050           (1,050)                               --

Issuance of shares for
    intellectual property rights       4,196,000            4,196               --                             4,196

Issuance of shares for
    corporation property rights          394,000              394           24,231                            24,625

Issuance of shares for fees
    and services                       1,045,000            1,045           96,893                            97,938

Issuance of shares for cash,
    net of offering costs                393,500              393          353,757                           354,150

Adjustment of shares to effect a
    four-for-one reverse split        (5,571,375)          (5,571)           5,571                                --

Cumulative (loss) from inception
    to December 31, 1994                      --               --               --         (550,386)        (550,386)
                                      ----------       -------------------------------------------------------------

BALANCE DECEMBER 31, 1994              1,857,125            1,857          540,549         (550,386)          (7,980)


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO JUNE 30, 1997 (UNAUDITED)

                                                         Restated                                     Deficit
                                                       Common Stock                Additional           From
                                              ------------------------------        Paid-in          Inception
                                                 Shares            Amount           Capital           To Date             Total
                                              ------------      -------------------------------------------------------------------
DECEMBER 31, 1994 BALANCE FORWARD                1,857,125             1,857           540,549          (550,386)            (7,980)

Issuance of shares for fees
    and services                                   553,500               553           530,796                              531,349

Issuance of shares at par value for
    intellectual property rights                 6,138,500             6,139                --                                6,139

Issuance of shares for cash,
    net of offering costs                          200,000               200           831,100                              831,300

Net (loss) for the year ended
    December 31, 1995                                   --                --                --          (676,455)          (676,455)
                                              ------------      -------------------------------------------------------------------

BALANCE DECEMBER 31, 1995                        8,749,125             8,749         1,902,445        (1,226,841)           684,353

Issuance of shares for services                    255,000               255            59,828                               60,083

Issuance of shares in conversion of debt           310,254               310           249,690                              250,000

Issuance of shares for legal settlement            568,750               569           494,244                              494,813

Discount on 7% Convertible Debentures                                                  500,000                              500,000

Net (loss) for the year ended
    December 31, 1996                                   --                --                --        (2,438,944)        (2,438,944)
                                              ------------      -------------------------------------------------------------------

BALANCE DECEMBER 31, 1996                        9,883,129             9,883         3,206,207        (3,665,785)          (449,695)

Issuance of shares for cash,
    net of offering costs                          250,000               250           124,750                              125,000

Issuance of shares for fees
    and services                                 1,270,000             1,270         1,045,330                            1,046,600

Discount on 6% Convertible Debentures                                                1,250,000                            1,250,000

Net (loss) for the Quarter ended
    March 31, 1997                                      --                --                --        (3,140,868)        (3,140,868)
                                              ------------      -------------------------------------------------------------------

BALANCE MARCH 31, 1997                          11,403,129      $     11,403      $  5,626,287      $ (6,806,653)      $ (1,168,963)

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO JUNE 30, 1997 (UNAUDITED)

                                                         Restated                                     Deficit
                                                       Common Stock                Additional           From
                                              ------------------------------        Paid-in          Inception
                                                 Shares            Amount           Capital           To Date             Total
                                              ------------      ------------------------------------------------------------------
MARCH 31, 1997 BALANCE FORWARD                  11,403,129           $11,403       $5,626,287      $(6,806,653)        $(1,168,963)

Issuance of shares for fees and services         6,172,000             6,172               --                                6,172

Issuance of shares in conversion of debt           450,000               450          133,300                              133,750

Net (loss) for the Quarter ended
   June 31, 1997                                        --                --               --       (1,266,234)         (1,266,234)
                                                ----------         ---------------------------------------------------------------
BALANCE JUNE 30, 1997                           18,025,129           $18,025       $5,759,587      $(8,072,887)        $(2,295,275)
                                                ==========         ===============================================================


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                      SIX MONTHS                1/13/87
                                                                    ENDED JUNE 30             (INCEPTION)
                                                               --------------------------         TO
                                                                 1997            1996           6/30/97
                                                              (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                               ----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                                                  181,000
    Cash paid to employees                                                                       (339,970)
    Cash paid to suppliers                                     (2,178,703)                     (3,550,600)
    Cash paid for interest                                         (1,069)                         (4,236)
    Cash paid for settlement                                                                      (50,000)
                                                               ----------     -----------     -----------
         NET CASH USED IN OPERATING ACTIVITIES                $(2,005,612)     $       --     $(3,763,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from sale (purchase) of equipment                        (46,617)         (2,103)         24,897
    Capitalized organization costs                                     --              --         150,924
    Purchase of marketable securities                                  --              --          24,500
                                                               ----------     -----------     -----------
         NET CASH USED IN INVESTING ACTIVITIES:                   (46,617)         (2,103)        200,321
                                                               ----------     -----------     -----------
CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from sale of capital stock                           125,000                       1,371,946
    Proceeds from debt converted to capital stock                      --                         250,000
    Proceeds from debt                                             30,611         500,000         415,444
    Proceeds from debentures, net of costs                      4,375,000                       4,375,000
    Principal payments on debt                                    (37,275)        (30,400)       (128,169)
                                                               ----------     -----------     -----------
         NET CASH PROVIDED BY FINANCING                         4,493,336         469,600       6,277,557
           ACTIVITIES                                          -----------    -----------     -----------

    NET INCREASE (DECREASE) IN CASH                             2,441,107         467,497       2,440,973
                                                                                              -----------
    CASH AT BEGINNING OF PERIOD                                      (134)        799,466              --
                                                               ----------     -----------     -----------
    CASH AT END OF PERIOD                                       2,440,973       1,266,963       2,440,973
                                                               ==========     ===========     ===========


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                            SIX MONTHS             1/13/87
                                                           ENDED JUNE 30         (INCEPTION)
                                                   --------------------------        TO
                                                       1997          1996         6/30/97
                                                   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                   -----------    -----------    -----------

RECONCILIATION OF NET LOSS TO NET CASH
    USED IN OPERATING ACTIVITIES:

NET LOSS                                           $(4,407,102)   $  (737,206)   $(8,072,887)
                                                   -----------    -----------    -----------
ADJUSTMENTS TO RECONCILE NET LOSS TO
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:

    Book value of assets sold                               --             --          6,483
    Loss on disposition of marketable securities            --             --         24,500
    Depreciation and amortization                      190,326         20,494        310,960
    Accrued interest converted to stock                  8,750
    Issuance of stock for director's fees
         and services                                1,052,772        185,000      1,742,147
    Issuance of stock in legal settlement                   --             --        494,813
    Discount on Convertible Bonds                    1,250,000             --        500,000
    (Increase) decrease in assets:
         Prepaid expenses                             (163,435)       (17,721)      (165,000)
         Deposits                                       (6,000)            --         (6,300)
    Increase (decrease) in liabilities:
         Accounts payable                              (14,659)       (67,510)        21,965
         Accrued expenses                               81,561        (56,700)       101,889
         Due to related parties                          2,175       (222,444)       193,035
                                                   -----------    -----------    -----------
              TOTAL ADJUSTMENTS                      2,401,490       (158,881)     3,224,492
                                                   -----------    -----------    -----------
         NET CASH USED IN OPERATING ACTIVITIES     $(2,005,612)   $  (896,087)   $(3,589,645)
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

On February 13, 1996, the Company received an assignment of an application for a patent entitled "PGE-1 Containing Lyophilized Liposomes For Use In The Treatment of Erectile Dysfunction" and identified as United States Application No. 08/573,408 ("PGE-l"). The assignment was made by the holder of the application, Bio-Sphere Technology, Inc. ("BTI"), the Company's majority shareholder. The Company plans to focus its operations on PGE-1 to bring the product to the marketplace.

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

The Company had 18,025,129 shares issued and outstanding as of June 30, 1997. BTI owned approximately 51.5% of the Company's shares at June 30, 1997.

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

Unaudited earnings per share at June 30, 1997, was based on the weighted average number of shares outstanding during the period (11,801,462 shares), which included the estimated number of shares that would have been outstanding, assuming conversion of the 6% convertible debenture.

INCOME TAX:
Because of losses sustained since inception, no provision has been made for income tax.

NOTE 3 - EQUIPMENT

Equipment and building improvements at December 31, 1996 and 1995, consist of the following:

                                         JUNE 30, 1997
                                            (UNAUDITED)        1996       1995
                                            -----------        ----       ----

Equipment                                      $53,061       $9,416    $11,682
Leasehold Improvements                           4,306            -      5,816
                                               -------       ------    -------
                                                57,367        9,416     17,498
Less: accumulated depreciation                   7,305        3,491      6,637
                                               -------       ------    -------
                                               $50,062       $5,925    $10,861
                                               -------       ------    -------

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

NOTE 5 - ACCRUED EXPENSES

Accrued expenses at December 31, 1996 and 1995, consist of the following:

                                   JUNE 30, 1997
                                     (UNAUDITED)            1996            1995
                                 -----------------------------------------------
Settlement costs (Note IO)              $      -         $     -         $50,000
Payroll                                        -           9,680          32,000
Payroll taxes                              9,021           1,000           1,680
Interest on notes                         92,869           9,649               -
Transfer fees                                  -               -             700
                                        --------         -------         -------
                                        $101,890         $20,329         $84,380
                                        --------         -------         -------

Also see Notes 9 and 10.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

BASED ON AUDITED FINANCIAL STATEMENTS FOR THE PERIODS ENDED DECEMBER 31, 1996 AND 1995

NOTE 6 - NOTES PAYABLE

The Company had the following notes payable at December 31, 1996 and 1995:

                                                     JUNE 30, 1997
                                                       (UNAUDITED)            1996             1995
                                                     ----------------------------------------------
8% note, payable to former director
   on demand, unsecured (Note 7)                                 -         $37,275          $62,675
8% note, payable to a related party
   on demand, unsecured                                          -               -            5,000
7% convertible debentures, convertible at
   50% of the market price of the stock on the
   day before the conversion date                          125,000         250,000                -
                                                          --------        --------          -------
                                                          $125,000        $287,275          $67,675
                                                          --------        --------          -------

In June 1996, the Company issued $500,000 worth of 7% convertible debentures to three non-US residents. The debentures were to be converted into shares of common stock in December 1996, at 50% of the current market value of the stock. By December 31, 1996, $250,000 of the debentures had been converted to equity. A total discount of $500,000 was reflected in interest expense and paid-in capital in the current year. June 12, 1997, an additional $125,000 was converted. A total discount of $500,000 was reflected in interest expense and paid-in capital in the 1996 year. See also Notes 9, 10 and 12.

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

The Company has a note payable to a former director as of December 31, 1996 and 1995 (Note 6). The amount of accrued interest associated with the note at year-end in 1996 and 1995 was $6,419 and $8,097, respectively. This note was paid May 7, 1997.

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

See also discussions regarding agreements, intellectual properties, and subsequent events in Notes 4, 9 and 12

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

In December 1996, the Company entered into an agreement with Martin E. Janis & Company, Inc. The agency will create and carry out a financial public relations program in exchange for costs and an option on 50,000 shares of free-trading stock, exercisable at $1.25 per share. This agreement has been terminated.

On August 4, 1997, the Company entered into an agreement with I.W. Miller & Co., Inc., the consultant will carry out an investor relations program on behalf of the company. For the services provided to the Company the consultant is to be paid an initial retainer of $10,000, with subsequent monthly retainer payments of $10,000. Additionally a retainer payment of 50,000 share common stock is to be paid, with 25,000 common shares paid in months two through six.

NOTE 10 - CONTINGENCIES

The Company has been named as a party in certain pending or threatened legal, governmental, administrative, or judicial proceedings that arose in the ordinary course of business. These pending or threatened proceedings may affect the Company in a material way.

These financial statements reflect the way in which the Company resolved three lawsuits:

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

         c. The Company reached a mutual settlement with Alouris converting $125,000 of 7% Debentures in to 450,000 shares of common stock on June d12, 1997.

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

During 1997, the Company authorized a transfer of 7,222,000 shares of common stock to related parties in exchange for services previously rendered.

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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

BASED ON AUDITED FINANCIAL STATEMENTS FOR THE PERIODS ENDED DECEMBER 31, 1996 AND 1995

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

On April 2, 1997, the Company entered into a consulting agreement with David E. Jordan for the provision of financial public relations and other services. According to the terms of this agreement, Mr. Jordan received 200,000 shares of the Company's common stock, as well as a monthly fee of $8,000. Mr. Jordan was also entitled to all agency fees which public relations and/or advertising firms receive when preparing material or placing advertising. Such fees were in addition the monthly consulting fee. In addition 1,000,000 shares of the Company's common stock were issued to Mr. Jordan and parties related to Mr. Jordan. The Company terminated this agreement on June 17, 1997, and cancelled the 1,000,000 shares that had been issued to Mr. Jordan and parties related to Mr. Jordan.

On August 4, 1997, the Company entered into a consulting agreement with I.W. Miller & Co., Inc. ("Miller"), for the provision of business planning, long-term financial planning, investor relations and other services. Under this agreement, which is for a term of six months, Miller will receive a retainer of $10,000 and 50,000 shares of the Company's Common Stock. Additional retainer payments of $10,000 and 25,000 shares of the Company's Common Stock are to be paid monthly for the remainder of the term of the contract. Miller also could receive a performance bonus of 100,000 shares of the Company's Common Stock at the conclusion of the contract.

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

Comparison of the three month period ended June 30, 1997, with the three month period ended June 30, 1996

         The Registrant had no net sales during the second quarter of 1997, and, accordingly, had no cost of sales during that period. The second quarter of 1996 saw net sales of $54,041 and cost of sales of $53,951. Accordingly, gross profit in the second quarter of 1996 was a $90. The difference in the sales figures for the second quarters of 1997 and 1996 is attributable primarily to the Registrant's focus on raising investment capital in 1997, for the purpose of completing the required regulatory review process for its erectile dysfunction product, as opposed to promotions of the Registrant's products in 1996.

         During the second quarter of 1997, the Registrant also experienced a significant increase in operating expenses over what was experienced in the second quarter of 1996. For the second quarter of 1997, total operating expenses were $1,204,832 while in the same quarter in 1996 such expenses were $338,264.

         The primary difference in operating expenses between these two periods comes in general and administrative expenses. General and administrative expense in the second quarter of 1997 were $842,664 while in the same quarter of 1996, they were $324,767. General and administrative expense increased in 1997 due to amortization of the issuance costs on the 6% Convertible Debentures dated March 21, 1997 and increased consultant fees for clinical studies.

         All of the general and administrative expenses incurred in the second quarter of 1997 represent significant increases over such expenses incurred in the second quarter of 1996. Management anticipates that such general and administrative expenses will continue to be incurred in similar amounts throughout 1997 as the Registrant obtains additional investment capital and expands its operations. The Registrant also continues to incur legal expenses in connection with litigation in which the Registrant is involved.

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

         The Registrant's total current liabilities for the second quarter of 1997 also increased significantly over the total current liabilities at December 31, 1996. Total current liabilities in the second quarter of 1997 were $5,462,004 compared with $535,223 at December 31, 1996. Again, the difference comes primarily from the issuance of the $5,000,000 in 6% Debentures in March 1997.

         The Registrant also issued shares of its common stock during the second quarter of 1997. During this time, the Registrant issued a total of 7,442,000 shares in connection with legal and consulting services and for services rendered by officers and directors of the Registrant. The Registrant anticipates that it will continue the practice of issuing shares of its common stock as compensation for services rendered to the Registrant.

PART II - OTHER INFORMATION

ITEM NO. 1. LEGAL PROCEEDINGS.

         Registrant incorporates herein by this reference the description of legal proceedings contained in the Registrant's Amendment No. 4 to Form SB-2 filed with the Securities and Exchange Commission on or about August 14, 1997.

ITEM NO. 2.   CHANGES IN SECURITIES.

        Any changes regarding the securities of the Registrant are described in the Registrant's Amendment No. 4 to Form SB-2 filed with the Securities and Exchange Commission on or about August 14, 1997. Such information is contained in the section captioned "Description of Securities" in Amendment No. 4 to Form SB-2 and such description is incorporated herein by this reference.

ITEM NO. 3.   DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM NO. 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter have been submitted to a vote of the security holders during the period covered by this report through the solicitation of proxies or otherwise.

ITEM NO. 5. OTHER INFORMATION.

None.

ITEM NO. 6.   EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

         (2) Plan of acquisition, reorganization, liquidation or succession: None.

         (3)      (i)  Articles of Incorporation*

                  (ii) By-laws*

         (10) Materials contracts: Securities Purchase Agreement dated March 21, 1997 between the Registrant and Springrange Investment Group, Ltd.**

         (27)     Financial Data Schedule.

* Incorporated by reference from the Registrant's Form 10-SB.

**Incorporated by references from the Registrant's Amendment No. 4 to Form SB-2 filed on or about August 14, 1997.

B.       Reports on Form 8-K.

The Registrant filed a Form 8-K on or about July 3, 1997 and an Amended Form 8-K on or about July 28, 1997. Such filings are incorporated herein by this reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 1997.

                                                 HARVARD SCIENTIFIC CORP.



                                                 By:       /s/Don Steffens
                                                     ---------------------------
                                                           Don Steffens
                                                           Secretary