Form 10QSB
period 1997-09-30
HARVARD SCIENTIFIC CORP
filed 1997-11-14
CIK 1006598

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

                                FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

       For the quarter ended                  Commission File Number
        September 30, 1997                            0-28392

                          HARVARD SCIENTIFIC CORP
                          -----------------------
          (Exact name of registrant as specified in its charter)

             Nevada                                  88-0226455
----------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
       incorporation)

       100 North Arlington Avenue, Suite 23P, Reno, Nevada        89501
----------------------------------------------------------------------------
            (Address of principal executive offices)            (Zip Code)

      Registrant's Telephone number, including area code:  (702) 796-1173

         Securities registered pursuant to Section 12(b) of the Act:

               Common Stock, Par Value $0.001 Per Share
               ----------------------------------------
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports and
(2) has been subject to such filing requirements for the past 90 day.

(1)  Yes  _____   No  __X___  (2) Yes _____  No ___X___

Indicate the number of shares outstanding of each of the Issuer's classes of Common Equity, as of the latest practicable date:

     Common Stock, Par
  Value $0.001 Per Share                          20,219,755
  ----------------------                          ----------
     (TITLE OF CLASS)                          (NUMBER OF SHARES
                                          OUTSTANDING ON November 13,
                                                      1997)

                          HARVARD SCIENTIFIC CORP.

                                    INDEX


Balance Sheet - Assets

Balance Sheet - Liabilities and Stockholders' Equity

Statement of Operations

Statement of Stockholders' Equity (3 pages)

Statement of Cash Flows

Notes to the Financial Statements (7 pages)

Management's Discussion and Analysis or Plan of Operation

Other Information (including Report on Form 8-K)

Signatures

                           HARVARD SCIENTIFIC CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                               BALANCE SHEETS

                                    ASSETS


                                                 September 30,   December 31,
                                                     1997           1996
                                                  (Unaudited)     (Audited)
                                                  -----------    -----------

Current Assets:
    Cash and cash equivalents                     $1,619,339     $      -
    Prepaid  expenses                                    -            1,565
    Accounts Receivable                                  700            -
    Deferred debt issue costs (Note 11)              312,500            -
                                                  -----------    -----------
        Total Current Assets                       1,932,539          1,565
                                                  -----------    -----------

Equipment and Leasehold Improvements:
    at cost, less accumulated depreciation of
    $8,891 at September 30, 1997 and $3,491 at
    December 31, 1996 (Note 3)                        53,336          5,925
                                                  -----------    -----------

Intangible Assets:
    Intellectual Property, net of accumulated
      amortization of $1,550 at September 30,
      1997 and $1,048 at December 31, 1996
      (Notes 4)                                        7,445          7,948
    Organizational cost, net of accumulated
      amortization of $130,257 at September 30,
      1997 and $105,760 at December 31, 1996
      (Note 7)                                        45,293         69,789
                                                  -----------    -----------
                                                      52,738         77,737
                                                  -----------    -----------

Other Assets:
    Deposits                                           6,000            300

        TOTAL ASSETS                              $2,044,613     $   85,527
                                                  ===========    ===========

The accompanying Notes are an integral part of these financial statements.

                           HARVARD SCIENTIFIC CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEETS (CONTINUED)

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 September 30,   December 31,
                                                     1997            1996
                                                  (Unaudited)     (Audited)
                                                  -----------    -----------

Current Liabilities:
    Accounts payable                              $   14,211     $   36,625
    Accrued expenses (Note 5)                        188,781         20,329
    Bank overdraft                                       -              134
    Obligation under capital lease - current           3,748            -
    Due to related parties                           183,535         190,860
    Note payable to related parties
      (Notes 6 and 7)                                    -            37,275
    Debentures payable - Convertible (Note 11)     3,750,000             -
    Note payable - Convertible (Note 6)              125,000         250,000
                                                  -----------    -----------

        Total Current Liabilities                  4,265,275         535,223
                                                  -----------    -----------

Long-Term Liabilities:
    Obligation under capital lease - non-current      23,295             -
                                                  -----------    -----------
Stockholders' Equity:
    Common Stock, $.001 par value;
        100,000,000 shares authorized;
        19,615,454 and 9,883,129 shares issued
        and outstanding at September 30, 1997
        and December 31, 1996, respectively.          19,615          9,883
    Additional paid-in capital                     5,989,390      2,706,207
    Deficit accumulated during the
        development stage                         (8,252,962)    (3,165,786)
                                                  -----------    -----------

       Total Stockholders' Equity                 (2,243,957)      (449,696)
                                                  -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $2,044,613        $85,527
                                                  ===========    ===========

The accompanying Notes are an integral part of these financial statements.


                                       HARVARD SCIENTIFIC CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF OPERATIONS



                                   Three Months Ended        Nine Months Ended           1/13/87
                               --------------------------  --------------------------  (Inception)
                               September 30  September 30  September 30  September 30      to
                                  1997            1996        1997          1996         9/30/97
                               (Unaudited)     (Audited)   (Unaudited)    (Audited)    (Unaudited)
                               ------------  ------------  ------------  ------------  ------------
Net Sales                      $       -     $   154,041   $       -     $   181,000   $   187,387
Cost of Sales                          -         131,195           -         216,870       221,557
                               ------------  ------------  ------------  ------------  ------------
     Gross Profit                      -          22,846           -         (35,870)      (34,170)
                               ------------  ------------  ------------  ------------  ------------

Operating Expenses:
  General and administrative
    expenses                      (732,310)      923,333     1,966,508     1,210,481     4,007,378
  Research and development
    (Note 7)                       701,185        28,419       894,401        66,948     1,323,285
  Depreciation and amortization    152,573        20,712       342,899        30,959       463,533
                               ------------  ------------  ------------  ------------  ------------
     Total Operating Expenses      121,449       972,463     3,203,809     1,308,387     5,794,197
                               ------------  ------------  ------------  ------------  ------------
     Loss from Operations         (121,449)     (949,617)   (3,203,809)   (1,344,257)   (5,828,367)
                               ------------  ------------  ------------  ------------  ------------
Other Income (Expense):
  Settlements (Note 10)            (10,000)       (3,696)      (10,000)       (3,696)     (504,813)
  Interest Income                       26           -             217           -             614
  Dividend Income                   19,523           -          37,711           -          37,711
  Interest Expense                 (68,175)     (508,710)   (1,411,296)     (510,322)   (1,933,608)
  Loss on disposition of
    marketable securities              -             -             -             -         (24,500)
                               ------------  ------------  ------------  ------------  ------------
     Total Other Income
       and Expense                 (58,626)     (512,405)   (1,383,368)     (514,017)   (2,424,596)
                               ------------  ------------  ------------  ------------  ------------
Net Loss                       $  (180,075)  $(1,462,022)  $(4,587,177)  $(1,858,274)  $(8,252,963)
                               ============  ============  ============  ============  ============
Loss per Common Share          $     (0.01)  $     (0.16)  $     (0.33)  $     (0.21)  $     (4.32)
                               ============  ============  ============  ============  ============
Weighted Average Shares
    Outstanding (Note 2)        19,041,019     9,133,397    14,108,388     8,941,734     1,911,813
                               ============  ============  ============  ============  ============

    The accompanying Notes are an integral part of these financial statements.


                                      HARVARD SCIENTIFIC CORP.
                                    (A DEVELOPMENT STAGE COMPANY)

                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                 TO SEPTEMBER 30, 1997 (UNAUDITED)


                                            Restated                        Deficit
                                          Common Stock        Additional      From
                                    ------------------------    Paid-in    Inception
                                     Shares        Amount       Capital     To Date        Total
                                    -----------  -----------  -----------  -----------  -----------

Issuance of shares for cash on
   January 13, 1987 (inception)        103,000   $      103   $    2,097   $      -     $    2,200

Issuance of shares for cash,
   net of offering costs                51,000           51       19,223                    19,274

Issuance of shares for services        146,000          146          -                         146

Issuance of shares to acquire
   Grant City Corporation               50,000           50       39,827                    39,877

BALANCE DECEMBER 31, 1993              350,000          350       61,147          -         61,497

Issuance of shares to effect a
   four-for-one split                1,050,000        1,050       (1,050)                      -

Issuance of shares for
   intellectual property rights      4,196,000        4,196          -                       4,196

Issuance of shares for
   corporation property rights         394,000          394       24,231                    24,625

Issuance of shares for fees
   and services                      1,045,000        1,045       96,893                    97,938

Issuance of shares for cash,
   net of offering costs               393,500          393      353,757                   354,150

Adjustment of shares to effect a
   four-for-one reverse split       (5,571,375)      (5,571)       5,571                       -

Cumulative (loss) from inception
   to December 31, 1994                    -            -            -       (550,386)    (550,386)
                                    -----------  -----------  -----------  -----------  -----------
BALANCE DECEMBER 31, 1994            1,857,125   $    1,857   $  540,549   $ (550,386)  $   (7,980)


The accompanying Notes are an integral part of these financial statements.


                                            Restated                        Deficit
                                          Common Stock        Additional      From
                                    ------------------------    Paid-in    Inception
                                     Shares        Amount       Capital     To Date        Total
                                    -----------  -----------  -----------  -----------  -----------

DECEMBER 31, 1994 BALANCE FORWARD    1,857,125   $    1,857   $  540,549   $ (550,386)  $   (7,980)

Issuance of shares for fees
   and services                        553,500          553      530,796                   531,349

Issuance of shares at par value for
   intellectual property rights      6,138,500        6,139          -                       6,139

Issuance of shares for cash,
   net of offering costs               200,000          200      831,100                   831,300

Net (loss) for the year ended
   December 31, 1995                       -            -            -       (676,455)    (676,455)
                                    -----------  -----------  -----------  -----------  -----------
BALANCE DECEMBER 31, 1995            8,749,125        8,749    1,902,445   (1,226,841)     684,353

Issuance of shares for services        255,000          255       59,828                    60,083

Issuance of shares in conversion
   of debt                             310,254          310      249,690                   250,000

Issuance of shares for legal
   settlement                          568,750          569      494,244                   494,813

Discount on 7% Convertible Debentures      -            -        500,000                   500,000

Net (loss) for the year ended
   December 31, 1996                       -            -            -     (2,438,945)  (2,438,945)
                                    -----------  -----------  -----------  -----------  -----------
BALANCE DECEMBER 31, 1996            9,883,129        9,883    3,206,207   (3,665,786)    (449,696)

Issuance of shares for cash,
   net of offering costs               250,000          250      124,750                   125,000

Issuance of shares for fees
   and services                      1,270,000        1,270          -                       1,270

Discount on 6% Convertible Debentures      -            -      1,250,000                 1,250,000

Net (loss) for the Quarter ended
   March 31,1997                           -            -            -     (3,140,868)  (3,140,868)
                                    -----------  -----------  -----------  -----------  -----------
BALANCE MARCH 31, 1997              11,403,129   $   11,403   $4,580,957  $(6,806,654) $(2,214,294)

The accompanying Notes are an integral part of these financial statements.



                                            Restated                        Deficit
                                          Common Stock        Additional      From
                                    ------------------------    Paid-in    Inception
                                     Shares        Amount       Capital     To Date        Total
                                    -----------  -----------  -----------  -----------  -----------
MARCH 31, 1997 BALANCE FORWARD      11,403,129   $   11,403   $4,580,957  $(6,806,654) $(2,214,294)

Issuance of shares for fees and
   services                          6,172,000        6,172          -                       6,172

Issuance of shares in conversion
   of debt                             450,000          450      133,300                   133,750

Net (loss) for the Quarter ended
   June 31, 1997                           -            -            -     (1,266,233)  (1,266,233)
                                    -----------  -----------  -----------  -----------  -----------
BALANCE JUNE 30, 1997               18,025,129   $   18,025   $4,714,257  $(8,072,887) $(3,340,605)

Issuance of shares in conversion
   of debt                           1,446,325        1,446    1,275,133                 1,276,579

Issuance of shares for fees
   and services                        144,000          144          -                         144

Net (loss) for the Quarter ended
   September 30, 1997                      -            -            -       (180,075)    (180,075)
                                    -----------  -----------  -----------  -----------  -----------
BALANCE SEPTEMBER 30, 1997          19,615,454   $   19,615   $5,989,390  $(8,252,962) $(2,243,957)
                                    ===========  ===========  ===========  ===========  ===========

The accompanying Notes are an integral part of these financial statements.



                                       HARVARD SCIENTIFIC CORP.
                                     (A DEVELOPMENT STAGE COMPANY)

                                       STATEMENTS OF CASH FLOWS

                                                                 Nine Months            1/13/87
                                                             Ended September 30        (Inception)
                                                           --------------------------      to
                                                              1997          1996         9/30/97
                                                           (Unaudited)   (Unaudited)   (Unaudited)
                                                           ------------  ------------  ------------
Reconciliation of Net Loss to Net Cash
    Used in Operating Activities:

Net Loss                                                   $(4,587,177)  $(1,858,274)  $(8,252,963)
                                                           ------------  ------------  ------------

Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:

    Book value of assets sold                                      -             -           6,483
    Loss on disposition of marketable securities                   -             -          24,500
    Depreciation and amortization                              342,899        30,960       453,198
    Issuance of stock for director's fees
         and services                                            7,586       265,000       697,107
    Issuance of stock for Property Rights                          -             -          50,337
    Issuance of stock in legal settlement                          -             -         494,813
    Discount on Convertible Debentures                       1,250,000       500,000     1,750,000
    Interest Expense converted to Stock                         35,329           -          35,329
    (Increase) decrease in assets:
        Prepaid expenses                                         1,565       286,862             0
        Deposits                                                (5,700)          -          (6,000)
        Other Assets                                              (700)          -            (700)
    Increase (decrease) in liabilities:                                      (56,647)
        Accounts payable                                       (22,414)      (72,334)       14,210
        Accrued expenses                                       168,452       (24,429)      188,780
        Due to related parties                                  (7,325)     (236,574)      183,535
                                                           ------------  ------------  ------------
          Total Adjustments                                  1,769,692       692,838     3,891,592
                                                           ------------  ------------  ------------
Net Cash Used in Operating Activities                      $(2,817,485)  $(1,165,437)  $(4,361,371)
                                                           ============  ============  ============

Cash Flows from Investing Activities:
    Cash from sale (purchase) of equipment                     (52,810)       (7,399)      (77,707)
    Capitalized organization costs                                 -             -        (175,550)
                                                           ------------  ------------  ------------
        Net Cash Used in Investing Activities                  (52,810)       (7,399)     (253,257)
                                                           ------------  ------------  ------------

Cash Flows from Financing Activities:
    Proceeds from issuance of capital stock,
        net of offering costs                                  125,000           -       1,331,924
    Proceeds from debt converted to capital stock                  -         500,000       250,000
    Proceeds from debt, net of costs                            27,043                     442,487
    Proceeds from debentures, net of costs                   4,375,000           -       4,375,000
    Principal payments on debt                                 (37,275)      (30,400)     (165,444)
                                                           ------------  ------------  ------------
        Net Cash Provided by Financing
            Activities                                       4,489,768       469,600     6,233,967
                                                           ------------  ------------  ------------
Net Increase (Decrease) in Cash                              1,619,473      (703,235)    1,619,339

Cash at beginning of period                                       (134)      799,466           -
                                                           ------------  ------------  ------------
Cash at end of period                                      $ 1,619,339   $    96,231   $ 1,619,339
                                                           ============  ============  ============

The accompanying Notes are an integral part of these financial statements.

                          HARVARD SCIENTIFIC CORP
                        (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1997
            and Audited Financial Statements at December 31, 1996


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

On January 18, 1994, the Company changed its name to The Male Edge, Inc. On May 10, 1994, the Company changed its name to Harvard Scientific Corp.

The Company has 100,000,000 shares of common stock authorized with 19,615,454 shares issued and outstanding as of September 30, 1997, and 9,883,129 issued and outstanding on December 31, 1996. BTI owned approximately 29% and 63% of the Company's shares on September 30, 1997 and on December 31, 1996, respectively, of which Jackie R. See M.D. is
Director of the Company and a controlling person of all the shares of BTI.

                          HARVARD SCIENTIFIC CORP

                        (A DEVELOPMENT STAGE COMPANY)



                      NOTES TO THE FINANCIAL STATEMENTS

        Based on Unaudited Financial Statements at September 30, 1997
            and Audited Financial Statements at December 31, 1996


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

USE OF ESTIMATES:
In order to prepare the financial statements in conformity with generally accepted accounting principals, management must make estimates and assumptions that affect certain reported accounts and disclosures. Actual results could differ from these estimates.

INTELLECTUAL PROPERTIES:
The costs of intellectual properties are amortized using the straight-line method over a period of fifteen years. See Note 4.

EARNINGS PER SHARE:
The earnings per share calculations were based on the weighted average number of shares outstanding during the period: 14,108,388 and 8,941,734 shares for the nine months ending September 30, 1997 and September 30, 1996, 19,041,019 and 9,133,397 shares for the three months ending September 30, 1997 and September 30, 1996, and 1,911,813 shares outstanding from inception to September 30,1997. Fully dilutive earnings per share are not reflective because they are anti-dilutive.

INCOME TAX:
Because of losses sustained since inception, no provision has been made for income tax.

NOTE 3 - EQUIPMENT & LEASEHOLD IMPROVEMENTS

Equipment and building improvements at September 30, 1997 and December 31, 1996, consists of the following:


                                      September 30, 1997  December 31, 1996
                                          (unaudited)
                                      ------------------  ------------------
Equipment & Leasehold Improvements    $          62,227   $           9,416

Less: accumulated depreciation                    8,891               3,491
                                      ------------------  ------------------
                                      $          53,336   $           5,925
                                      ------------------  ------------------



During December 1996, the Company relocated to Reno, Nevada. By relocating, the Company reduced its need for certain equipment and leasehold improvements. The Company does not own manufacturing equipment for its product. The product has been and will continue to be manufactured by third-party manufacturers according to the Company's specifications.

                           HARVARD SCIENTIFIC CORP
                        (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1997
            and Audited Financial Statements at December 31, 1996


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

NOTE 5 - ACCRUED EXPENSES

Accrued expenses at September 30, 1997 and December 31, 1996 consist of the following:


                                      September 30, 1997  December 31, 1996
                                          (unaudited)
                                      ------------------  ------------------
Payroll                               $          15,714   $           9,680
Payroll taxes                                     4,377               1,000
Interest on notes and debentures                132,998               9,649
Other - Legal & Professional Fees                35,692
                                      ------------------  ------------------
                                      $         188,781    $         20,329
                                      ------------------  ------------------



Also see Notes 11 for interest on debentures.



NOTE 6 - NOTES PAYABLE


The Company had the following notes payable at September 30, 1997 and December 31, 1996:



                                      September 30, 1997  December 31, 1996
                                          (unaudited)
                                      ------------------  ------------------
8% note, payable to former
  director on demand, unsecured
  (Notes 7)                           $               0   $          37,275

7% convertible debenture with
  Wood Gundy, convertible at

  50% of the market price of the
  common stock on the day before
  the conversion date.                          125,000             250,000
                                      ------------------  ------------------
                                      $         125,000   $         287,275
                                      ------------------  ------------------

                          HARVARD SCIENTIFIC CORP
                        (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1997
            and Audited Financial Statements at December 31, 1996


In June 1996, the Company issued $500,000 worth of 7% convertible debentures to three non-US residents. The debentures were to be converted into shares of common stock in December 1996, at 50% of the current market value of the stock. By December 31, 1996, $250,000 of the debentures had been converted to equity. A total of $500,000 was reflected as a discount and recorded to interest expense and paid-in-capital in 1996. June 12, 1997, an additional $125,000 was converted into 450,000 shares of common stock (see note10).

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

The Company has a payable to BTI of $183,535 as of September 30, 1997 and December 31, 1996. The payable is related to costs incurred by BTI, on the Company's behalf, for consultation and rent, and for research and development of the PGE-1 product. The terms of the payable are to be an open intercompany account, which does not accrue interest.

On September 30, 1997, BTI owned approximately 29% of the Company's shares of which Dr. Jackie See is a controlling person of all the shares of BTI. Jackie R. See M.D. is a Director of the Company and may be considered a promoter of the Company.

As of December 31, 1996, the Company had a note payable with a former director (Note 6). The amount of accrued interest associated with the note at December 31, 1996 was $6,419. This note was paid in full on May 7th, 1997.

The Company often pays for services, fees, and salaries by issuing shares of common stock. Most of this stock issued for services, must be held for investment to satisfy the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Rule 144 under the statute requires that such stock be held for a year, before it can be sold. The Company registration statement was effective August 14, 1997, at which time the two-year restriction was lifted for the 6% debenture holder only.

During the first three quarters of 1997, the Company issued a total of 6,652,000 shares to officers and directors of the Company for prior and current services rendered. These shares were valued at par value.

Also see discussions regarding intellectual properties, agreements, and subsequent events in Notes 4, 9, and 13.

                          HARVARD SCIENTIFIC CORP
                        (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1997
            and Audited Financial Statements at December 31, 1996


NOTE 8 - INCOME TAXES

The Company has federal net operating loss carryforwards for financial statement purposes of approximately $6,000,000 at September 30, 1997, which will be used to offset future earnings of the Company. The loss carryforwards will expire during the years ending 2002 through 2012 if not used.

NOTE 9 - AGREEMENTS

In conjunction with the agreement of November 16, 1995, between BTI and the Company (Note 4), BTI transferred four agreements to the Company related to the manufacture, marketing, and distribution of the PGE-1 product overseas. The Company terminated two of these agreements during 1996 for nonperformance. A third agreement for distribution in Korea was terminated in 1996 by mutual agreement. The Company has terminate a fourth agreement with its European licensor, Pharma Maehle unless Pharma Maehle. There has been no response from Pharma Maehle.

In December 1996, the Company entered into an agreement with Martin E. Janis & Company, Inc., a public relations agency which has been terminated. The agency was to carry out a financial public relations program for the Company through June of 1997 in exchange for out-of-pocket costs and an option on 50,000 shares of free-trading common stock, exercisable at $1.25 per share.

On September 18, 1997, the Company entered into a consulting agreement with I.W. Miller & Co. ("Miller"), which supersedes the prior agreement dated August 4, 1997. Miller will provide consulting services and carry out an investor relations program utilizing a business plan strategy, long-term financial planning and other services. Under this agreement, which is for a term of six months, Miller will receive $10,000 a month. At September 30, 1997 $40,000 has been paid to the consultant. See Note 13.

NOTE 10 - CONTINGENCIES

The Company has been named as a party in certain pending or threatened legal, governmental, administrative, or judicial proceedings that arose in the ordinary course of business. These pending or threatened proceedings may affect the Company in a material way.

The financial statements reflect the manner in which the Company has resolved certain litigations:

(a) The Company amicably settled an action with Thomas E. Waite & Associates regarding a contract under which Waite was to provide an array of business services. The Company issued 568,750 shares of common stock in settlement, which accrued in the December 31, 1996 financial statements at $494,813.

(b) The Company reached a mutual release regarding a Distribution Agreement, which provided for the manufacturing, marketing, and distribution of HIV test kits. The mutual release called for a $50,000 payment, which accrued during 1995 and was paid in full during the first quarter of 1996.

                          HARVARD SCIENTIFIC CORP
                        (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1997
            and Audited Financial Statements at December 31, 1996


(c) The D. Weckstein & Co., Inc. ("Weckstein") lawsuit was settled on April 23, 1997, with the issuance of 35,000 shares of the Company's common stock Weckstein. The Company filed an action for damages due to negligence and breach of contract by D. Weckstein and Co., Inc. and Donald Weckstein. The contract at issue was an agreement to obtain financing in exchange for Company stock. The Weckstein defendants subsequently filed a lawsuit in New York against the Company respecting the same contract, and asked for damages against a third party for tortuous interference with the contract.

(d) On June 12, 1997, the Company reached a mutual settlement with Ailouros Ltd. Converting $125,000 of the 7% Debenture into 450,000 shares of common stock.

NOTE 11 - CONVERTIBLE DEBENTURES

In March 1997, pursuant to a private placement, the Company (a) sold to one investor $5,000,000 principal amount of 6% Convertible Debentures (the "Debentures") due March 30, 1998 and (b) received a commitment from that investor, subject to various conditions, to purchase additional Debentures in the aggregate principal amount of up to $10,000,000 in two tranches of $5,000,000 each, also to be due March 30, 1998. The Debentures will be convertible into shares of common stock at the lesser of the market price on March 21, 1997 or 80% of the market price on the conversion date. The Company has the right to require, by written notice to the holder of this debenture at any time on or before ten days prior to the maturity date, that the holder of this debenture exercise its right of conversion with respect to all or that portion of the principal amount and interest outstanding on the maturity date. The Company's intention is to require conversion. See
Note 12.

Issuance costs of $625,000 related to the first $5,000,000 principal amount of 6% Convertible Debentures sold in March 1997 were deferred, and will be amortized on a straight-line basis through March 30, 1998. At September 30, 1997, $1,250,000 of the Debenture plus $26,579 interest on the Debenture had been converted into 1,446,325 shares of common stock of the Company. At the time of issuance, the Company accounted for the 20% discount to market of $1,000,000 as additional interest expense and paid-in-capital.

NOTE 12 - UNCERTAINTY - GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional equity capital and through the sale of the PGE-1 product. If additional capital is not secured, then there is substantial doubt about the Company's ability to continue as a going concern. See Note 11 regarding the Company's plans to issue 6% Convertible Debentures in 1997.

The Company intends to obtain additional capital through public and private financing or from other sources, such as collaboration agreements. Although the Company sold $5,000,000 principal amount of 6% convertible debentures (see Note 11) and has an undertaking, subject to various conditions, to sell an additional $10,000,000 principal amount of 6% convertible debentures, there can be no assurance that this additional funding will occur, or be sufficient. If additional funding does not occur or is insufficient, there is not assurance that other required funds will be available on terms satisfactory to the Company. Failure to obtain adequate financing could cause a delay or termination of the Company's product development and marketing efforts.

                          HARVARD SCIENTIFIC CORP
                        (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1997
            and Audited Financial Statements at December 31, 1996


NOTE 13 - SUBSEQUENT EVENTS

On October 24, 1997, the investor who purchased the initial $5,000,000 principal amount of 6% Convertible Debentures in March 1997, served a conversion notice for the sum of $500,000 of the principal amount plus $17,506 of interest expense. The conversion at 80% of market price resulted in the issuance of 404,301 shares of common stock to the investor. The debenture balance after this conversion is $3,250,000 plus accrued interest.

The Company has a consulting agreement with I.W. Miller & Co. ("Miller") (see Note 9) whereby Miller provides investor relation consulting services for the Company. On November 6, 1997, 400,000 shares were issued to I.W. Miller & Co., for various services on behalf of the Company. The stock is to be valued at the market value on the date of the agreement less 35% or $1.05 per share.

On October 20, 1997, 200,000 shares of the Company's common stock plus $10,000 was issued to Neil Armstrong, former President & CEO of the Company, in settlement of a dispute regarding termination of employment.

In October, 1997, the Company agreed to purchase the rights to Prostaglandin E-1 Lyophilized Liposomes ("PE-1") used in the treatment of Psoriasis. The rights to PE-1 is currently owned by the parent and affiliate of the Company Bio-Sphere. It has been agreed that in exchange for the conveyance of all rights of the PE-1, that the Company exchange $150,000 in cash plus 2,000,000 shares of the Company's common stock plus Bio-Sphere receives a 3% override on royalties.

On October 15,1997, the Company became a defendant in a U.S. District Court action initiated by Wood Gundy ("Gundy"), a 7% debenture holder. Gundy claims it is entitled to convert its debenture into 258,065 shares of common stock and/or damages in the amount of $2,000,000. The Company is asking that any shares issued to Gundy be issued pursuant to the requirements of the SEC's Regulation S. It is too early to estimate the monetary outcome of this litigation.

ITEM 2.  MANAGEMENT'S DISCUSSION ANALYSIS AND PLAN OF OPERATION

Results of Operations
---------------------

The Company's major transaction during the first quarter of 1997 was the issuance of $5,000,000 aggregate principal amount of 6% Convertible Debentures, which are at the heart of the transaction which is the subject of the Registrant's Registration Statement Amendment No. 4 to Form SB-2 filed with the Securities and Exchange Commission effective on August 14,
1997.   This issuance brought a net of $4,375,000 into the Company's general operating account. Indeed, almost all of the cash generated by the registrant's operations during the first quarter of 1997 came from the issuance of the Debenture.

Comparison of the three month period ended September 30, 1997, with the three month period ended September 30, 1996.

The Registrant had no net sales during the third quarter of 1997, and accordingly, had no cost of sales during that period. The third quarter of 1996, the Company reported net sales of $154,041 and cost of sales of $22,846 as a result of selling clinical supplies to Korea. The difference in the sales figures for the third quarters of 1997 and 1996 is attributable primarily to the Registrant's focus on raising investment capital in 1997, for the purpose of completing the required regulatory review process for its erectile dysfunction product, as opposed to promotions of the Registrant's products in 1996.

During the third quarter of 1997, the Registrant also experienced an overall decrease in operating expenses over what was experienced in the third quarter 1996 as a result of consulting fees. For the third quarter of 1997, total operating expenses were $121,449 as compared to $972,463 in 1996.

With exception to the reclassification discussed above, management anticipates that such general and administrative expenses will continue to be incurred in similar amounts throughout 1997 as the Registrant obtains additional investment capital and expands its operations. The Registrant also continues to incur legal expenses in connection with litigation in which the Registrant is involved.

Liquidity and Capital Resources
-------------------------------

On March 21, 1997, the Registrant sold $5,000,000 aggregate principal amount of 6% Convertible Debentures ("Debentures") to an investor. This transaction is the primary subject of the above-mentioned Registration Statement on Form SB-2. As a result of the sale of the Debentures, at the end of the third quarter of 1997, the Registrant reported total assets of $2,044,613. This compares with total assets at December 31, 1996 of $85,527. The primary reason for the increase in assets was the increase in cash of $1,619,473 and the appearance of deferred debt issue costs of $625,000, all in connection with the Debentures issued in March 1997. See Note 11 in Notes to the Financial Statements.

The Registrant's total current liabilities for the third quarter of 1997 also increased significantly over the total current liabilities at December 31, 1996. Total current liabilities in the third quarter of 1997 were $4,265,275 as compared with $535,223 at December 31, 1996. Again, the difference comes primarily from the issuance of the $5,000,000 in 6% Debentures in March 1997.

The Registrant also issued shares of common stock during the third quarter of 1977. During this time, the Registrant issued a total of 1,590,000 shares of common stock, mostly attributed to the Debentures converted during the third quarter. During the third quarter 1997, $1,250,000 of the Debentures plus interest were converted into 1,446,325 shares common stock. The balance of the shares issued were in connection with legal and consulting services performed for the Company. The Registrant anticipates that it will continue the practice of issuing shares of its common stock as compensation for services rendered to the Registrant.

PART II - OTHER INFORMATION

ITEM NO. 1. LEGAL PROCEEDINGS.

Registrant incorporates herein by this reference the description of legal proceedings contained in the Registrant's Amendment No. 4 for Form SB-2 filed with the Securities and Exchange Commission and effective on August 14, 1997.

ITEM NO. 2.  CHANGES IN SECURITIES.

Any Changes regarding the securities of the Registrant are described in the Registrant's Amendment No. 4 to Form SB-2 filed with the Securities and Exchange Commission and effective August 14, 1997. Such information is contained in the section captioned "Description of Securities" in Amendment No. 4 to Form SB-2 and such description is incorporated herein by this reference.

ITEM NO. 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM NO 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters have been submitted to a vote of the security holders during the period covered by this report through the solicitation of proxies or otherwise.

ITEM NO. 5.  OTHER INFORMATION.
None.

ITEM NO. 6.  EXHIBITS AND REPORTS ON FORM 8-K

   A.   Exhibits
   (2)  Plan of acquisition, reorganization, liquidation or succession:
        NONE.
   (3)  (i)  Articles of Incorporation *
        (ii) By-laws *
   (10) Materials contracts: Securities Purchase Agreement dated March 21, 1997 between the Registrant and Springrange Investment Group, Ltd.**
   (27) Financial Data Schedule.

*     Incorporated by reference from the Registrant's Form 10-SB.

**   Incorporated by references from the Registrant's Amendment No. 4 to
Form SB-2 filed and effective on August 14, 1997.

   B.  Reports on Form 8-K.
       The Registrant filed a Form 8-K on October 31, 1997. Such filings are incorporated herein by this reference.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned.

Dated:   November 13, 1997

                                       HARVARD SCIENTIFIC CORP


                                       By:  /s/ Don Steffens
                                           --------------------------
                                            Don Steffens
                                            President