Form 10-Q/A
period 1997-09-30
HARVARD SCIENTIFIC CORP
filed 1998-02-06
CIK 1006598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                  FORM 10-QSB/A

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the quarter ended September 30, 1997

                         Commission File Number 0-28392

                             HARVARD SCIENTIFIC CORP
                             -----------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                  88-0226455
----------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
       incorporation)

       100 North Arlington Avenue, Suite 23P, Reno, Nevada        89501
----------------------------------------------------------------------------
            (Address of principal executive offices)            (Zip Code)

      Registrant's Telephone number, including area code:  (702) 786-9005

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

                 Amendment to Form 10-QSB for the quarter ended
                 ----------------------------------------------
                               September 30, 1997
                               ------------------

Part I

Item No. 1.  FINANCIAL STATEMENTS


FOOTNOTE NO. 9. - AGREEMENTS, AMENDED THE FIRST PARAGRAPH, ADDED THE SECOND PARAGRAPH.

     In footnote No. 9, the first paragraph is hereby amended and the second paragraph is added to reflect the revised disclosure for contracts entered into relating to the manufacture, marketing, and distribution of the PGE-1 product overseas.

FOOTNOTE NO. 13 - SUBSEQUENT EVENTS, ADDED THE LAST PARAGRAPH. (NO. SIX).

     In footnote No. 13, the Company added a paragraph (No. six) to be dated through the date of this amendment, to reflect the status of a specific agreement entered into with a European Licensor.

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

On November 3, 1995, BTI entered into an agreement with a European licensor, Pharma Maehle ("Pharma"), whereby Pharma was to establish the European market for the Company's erectile dysfunction product to develop, manufacture, sell, practice and exploit the use of the Company's proprietary license technology. In February 1996, the agreement was amended to reflect the transfer of said agreement from BTI to the Company. On December 30, 1996, the Company notified Pharma in writing that it was terminating the agreement for breach of contract. On January 13, 1997, the Company signed a Letter of Understanding with Pharma, whereby the parties would consider working out a formal agreement only after seeking advice from legal counsel. On several dates thereafter, the Company again notified Pharma of it's intent to terminate any and all agreements with Pharma. Although Pharma contends the agreement is enforceable, the Company believes they have rightfully terminated the agreement giving Pharma adequate notice of such termination. The validity of the agreement is currently in dispute. See Note 13.


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

This paragraph is dated through the date of this amendment. On October 17, 1997, the Company again issued a letter clarifying termination of the agreement with Pharma Maehle ("Pharma"), a European licensor. The validity of the agreement is currently in dispute. See Note 9.

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

Dated:   February 5, 1998

                                       HARVARD SCIENTIFIC CORP


                                     By:  /s/ Thomas E. Waite
                                         --------------------------
                                          Thomas E. Waite
                                          President and Chief Executive Officer