Form 10KSB
period 1997-12-31
HARVARD SCIENTIFIC CORP
filed 1998-03-20
CIK 1006598

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

           For The fiscal year ended December 31, 1997 Commission File
                                 Number 0-28392

                            HARVARD SCIENTIFIC CORP.
                      ------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Nevada                                               88-0226455
        ------                                               ----------
        (State or Other Jurisdiction of                      (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)

                755 Rinehart Road, Suite 100, Lake Mary, FL 32746
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (407) 324-1606

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $0.01 Per Share
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X   Yes   ____  No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year. None
                                                         ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of such common equity, as of a specified date within 60 days prior to the date of filing.

Based on the average of the high and low bid and ask prices for the Registrant's shares of common stock of $7.75 on March 18, 1998, such market value is calculated net of 3,042,028 affiliate shares which equals $17,019,147.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date. As of March 18, 1998 there were 5,238,047 shares of Common Stock outstanding.

Documents incorporated by reference: The information required by PART III (other than Item 13. "Exhibits and Reports on Form 8-K", which is included herein) of this annual report 10K-SB, hereby is incorporated by reference to the proxy or information statement for the election of directors and other matters, which will be filed with the Securities Exchange Commission on or before April 30, 1998, or an amendment to this annual report will be filed by such date.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

        Harvard Scientific Corp. ("Registrant" or "Company") was incorporated under the laws of the State of Nevada on January 13, 1987 with the name of Witch Doctor Bones, Inc. On June 17, 1988, the Registrant changed its name to CareyWard, Inc.; on October 18, 1993, the Registrant merged Grant City Corporation into itself, taking the name Grant City Corporation through the merger; on January 18, 1994, the Company changed its name to The Male Edge, Inc., and on May 10, 1994, the Company changed its name to Harvard Scientific Corp. A 10 for 1 stock split of Registrant's Common Stock was effective on June 17, 1988; a 1 for 4 reverse stock split of Registrant's Common Stock was effective November 3, 1994; and a 1 for 10 reverse stock split was effective February 2, 1998. All figures in this Annual Report give effect to the stock split and reverse stock splits, and previously stated numbers of shares are appropriately restated, except Item 7. "Financial Statements", unless otherwise indicated. All statements in this annual report should be read in conjunction with and are qualified by the other information and financial statements (including the notes thereto) appearing elsewhere in this Annual Report, or incorporated herein by reference.

        The Company is a development stage biopharmaceutical company engaged in the development of products for 1) the treatment of male erectile dysfunction ("ED"), and 2) a topically applied preparation for Psoriasis. The Company's principal product is a lyophilized liposomal formulation of Prostaglandin E1 ("LLPGE1") in which the LLPGE1 is encapsulated in liposomes and then lyophilized (freeze-dried). This process provides the product with stability, the shelf life of which is expected to be at least 9 months at room temperature. LLPGE1 is an oxygenated, unsaturated cyclic fatty acid that occurs naturally in all cells of the body.

        The process is the same for both the ED and the Psoriasis products, except the dose of LLPGE1 is different. In the case of the ED product, the lyophilized material is reconstituted through the use of a non-irritating dilute detergent, which lyses the liposomes, releasing the PGE1 into solution. This solution is then applied via the urethral meatus (the opening at the end of the urethral tract at the tip of the penis). In the case of the Psoriasis product, the lyophilized product is suspended in a standard skin lotion and applied topically to lesions twice daily.

        On January 6, 1994, the Company acquired intellectual property rights relating to prostaglandin microsphere delivery from Bio-Sphere Technologies, Inc. ("BTI"). On February 13, 1996, the Company received an assignment of an application from the U.S. Patent Office for a patent identified as Application Serial No. 08/573408, filed December 15, 1995, for an invention "PGE1 Containing Lyophilized Liposomes For Use In The Treatment of Erectile Dysfunction". On February 17, 1998, The U.S. Patent Office approved and assigned patent No. 5,718,917 to the Company. The Company also filed an application for a European Patent in December 1996. On November 20, 1997, the Company received the Intellectual Property Rights to LLPGE1 Liposomes for the use of treatment of Psoriasis from BTI.

        Since inception, the Company has generated limited revenues and incurred significant losses, including losses of $5,816,241, $2,438,944 and $676,455 for the fiscal years ended December 31, 1997, 1996 and 1995, respectively. Losses are continuing through the date of this filing and the Company anticipates that it will continue to incur such losses until such time, if ever, as the Company generates sufficient levels of revenues from product sales to offset its operating costs. The Company believes that generation of such revenues is dependent upon, among other things, the Company's ability to obtain U. S. Food and Drug Administration ("FDA") approval. There can be no assurance the Company will be able to operate profitably or be commercially successful even if it receives funding for the development of the products.

        The Company has spent approximately $1,374,675 in 1997 and $110,000 in 1996 on research and development costs to bring the products to the stages they are at currently. The costs incurred associated with such steps conformed to the Company's planned budgets for 1996 and 1997.

        PGE1 has been approved by the FDA for over 20 years for therapeutic use as an intravenous infusion in newborn babies with congenital heart defects. PGE1 has also been approved by the FDA in the past three years, for the treatment of ED, as an injection and as an intra-urethrally administered pellet. However, the use of the specially formulated detergent to lyse the liposomes and the lyophilizing of the liposome-encapsulated LLPGE1 requires full registration of LLPGE1 with the FDA as a new drug. Accordingly, the Company filed an Investigational New Drug ("IND") application with the FDA in May 1996 and has been assigned IND No. 50502. LLPGE1 has undergone a Phase I clinical study, the results of which indicated the possible benefits of such therapy and provided the Company with sufficient information for the recommendation of two doses of the product to be developed for marketing, as well as an indication of the safety of the product.

        On November 20, 1997, the Company received the Intellectual Property Rights to LLPGE1 for the use of treatment of Psoriasis from BTI. This is in a special lotion base and delivery system which is proprietary. The Investigational New Drug Number (IND No. 54,669) has been awarded to Harvard Scientific from the FDA Division of Dermatology and Dental Drug Products for this topically applied skin treatment product for Psoriasis called PsoriClear. A Protocol is currently under development with the FDA for Phase 1 clinical trial.

               The Company continues to qualify products in development within BTI to determine safety, effectiveness, market potential, and time and cost to commercialization. In addition, the Company is looking into existing pharmacological agents of other pharmaceutical companies that could be made more effective by utilizing the Company's delivery system technology. As of this date, the Company is concentrating its personnel and financing resources exclusively for the ED and Psoriasis treatments and has no immediate plans to add additional products to the Company's commercialization and marketing efforts.

                                   THE MARKET

THE MARKET FOR ERECTILE DYSFUNCTION

        Male ED occurs when there is a persistent inability to achieve an erection sufficient to permit sexual intercourse. It is not a loss of desire or the ability to experience orgasm. In about 75% of cases a medical condition such as diabetes, vascular disease, high blood pressure or a neurological disorder is found to be interfering with the erection process. An estimated additional 5% of cases occur due to medications such as anti-hypertensive medications. Smoking and excessive drinking of alcohol may also contribute to the condition. The remaining 20% of cases may have some form of psychological difficulty, including anxiety and stress. Often there is a combination of factors at work.

        According to the Consensus Report of the American Medical Association, ten to twenty percent of adult men in the United States suffer from ED. The market for treatments for ED, such as LLPGE1, is expected to grow over the next few years, as more men become comfortable with the fact that ED is treatable. The aging of the male population as the so-called "Baby Boomers" enter middle age is also expected to expand the market, since incidence of ED is likely to increase with a man's age.

        LLPGE1 treats ED in the following manner: The intra-urethrally applied LLPGE1 is absorbed across the urethral mucosa into the corpus spongiosum. Some of the dose enters the corpora cavernosum, while some of the dose goes into pelvic venous circulation. The half-life of LLPGE1 varies from 30 seconds to 10 minutes, and intra-urethrally administered product is barely discernable in the circulation. Alprostadil or PGE1, the active product in LLPGE1, is already approved by the FDA for the treatment of ED. The PGE 1 , causes the smooth muscle in the penile corpora to relax and dilates the penile arteries. This results in the rapid filling of the corpora with blood, which causes the compression of corporal sinusoids against the tunica albuginea, impeding venous outflow. The result is the development of an erection.


THE MARKET FOR PSORIASIS

        Approximately three million people in the United States are afflicted by Psoriasis and the disease consumes about two billion dollars allocated to health care each year. According to the National Psoriasis Foundation, there are approximately 2.4 million patient visits annually to dermatologist by Psoriasis patients, with each dermatologist seeing an average of 28 patients per month. The majority of the patients receive a topical steroid therapy, however most patients develop a tolerance to the cortical steroid lotions and there is lack of long term control of their Psoriasis.

        A number of treatments for Psoriasis are partially effective and as reviewed by Gerald J. Krueger M.D. in the New England Journal of Medicine, June 24, 1993, they are divided into three categories.

        One: Topically applied agents such as cortical steroids, lotions, anthrolin and vitamin D analogs.

        Two: Exposure to ultraviolet light or artificial medium wave length ultraviolet B radiation (UVB) or photoaugmented long wave length ultraviolet A radiation (PUVA).

        Three: Orally administered drug such as methotrexate, etretinate and cyclosporine. PUV treatments are expensive, approximately $2,600 per year, while methotrexate is less expensive, approximately $1,400 per year. Frequently such treatments become ineffective with continued use and require cycling or rotation.

        In summary, using currently available therapies: 1) the topically applied lotions become ineffective as tolerance develops, 2) the light therapies are very expensive and become ineffective over time, and 3) the oral agents as mentioned above can induce cancer, have serious liver toxicity and are reserved for disease that is severe.

        There is a genetic basis to the disease and the anti-rejection drug cyclosporinc and the anti-cancer drug methotrexate usage supports the concept that this is an inflammatory disease. There is some evidence that there is an autoimmune process involved as well and that the involved skin and uninvolved skin of patients with Psoriasis are equally hyperprofliferative when transplanted to nude mice (Krueger G.J., Chambers D.A., Shelby J.; "Involved and Uninvolved Skin from Psoriasis Subjects: Are They Equally Diseased? Assessment by Skin Transplanted to Congenitally Athymic Nude Mice." J CLIN INVEST 1981; Vol. 68; Pages 1548-57).

        Therefore, inflammation is the common elements of Psoriasis inducing symptoms. The inflammation is induced by a decrease in cell cycle duration of the proliferative keratinocytcs in the psoriatic epidermis of approximately 1.5 days versus 13-14 days in normal epidermis. There is a subsequent increased growth and altered differentiation of epidermal keratinocytes, which results in accumulation, and activation of T-lymphocytes and other inflammatory cells within a localized plaque. This then causes further inflammation which induces the symptoms of Psoriasis. This remarkable decrease in the keratinocytes cycle of the epidermis induces maturation and shedding within 4 days instead of the normal 25-28 days found in normal skin.

        What is needed to treat the symptoms of the disease Psoriasis is an agent that mediates inflammatory components and subsequent immune response at a local level. The prostaglandin's are ideal agents for this purpose, in fact Hammerstrom, et al, in their paper "Arachadonic Acid Transformations in Normal and Psoriatic Skin" in JOURNAL OF INVESTIGATIVE DERMATOLOGY, 1979: Vol. 73; Pages 180-183, noticed elevated levels of 12H pete and free arachadonic acid in lesions of Psoriasis indicating that the inflammatory components of Psoriasis are probably generated by the activation of eicosanoid pathways. However, the discovery was not translated to treatment because of the rapid acting nature of the eicosanoids or prostaglandin's. Prostaglandin's, i.e. PGR-1 are involved in the inflammatory reaction both for cellular healing and modulators of inflammation. This occurs by direct immunologic mechanism as well as vasodilatation and alteration of platelet and leukocyte adhesion and factor release.



                                   COMPETITION

COMPETITION FOR ERECTILE DYSFUNCTION PRODUCT:

        The market for treatment of ED is emerging and evolving and is characterized a number of entrants. The company faces competition from a number of existing and potential competitors. Pharmacia/ Upjohn, Schwarz Pharma and Senetek each produce PGE1 in injectable formulations. Upjohn's product has received regulatory approval worldwide, Schwarz Pharma's product is approved for use in the United States and Europe, and Senetek's product has received FDA approval for sale in the United States.

        The product most similar to the Company's product is produced by Vivus, Inc. It consists of a pellet containing PGE1which is released into the urethra via the specialized MUSE(R) device designed specifically for this purpose. This product, like injectable PGE1, has the potential for side effects, including dizziness, drop in blood pressure and pain at application.

        There are tablet formulations of ED products (phentolamine and sildenafil) currently being evaluated for New Drug Application ("NDA") approval by the Food and Drug Administration ("FDA"). NDA's for these oral products have recently been submitted to the FDA. The tablet formulations have potential benefits for patients who suffer from mild to moderate ED problems. However, clinical trials have shown that they cause various side effects due to systemic vasodilatation, which must be overcome. Pfizer and Zonagen are the two known competitors developing tablet formulations.

        Other competitors, Macrochem and NexMed are currently undertaking Phase I clinical trials of a topical solution containing PGE1.

        Other forms of competition are penile implants and vacuum pumps. However, the Company anticipates that the market for these devices will decline with the increasing awareness of various drug formulations which provide a more natural erection.

COMPETITION FOR PSORIASIS PRODUCT:

        There are a large number of companies that market topical steroids for Psoriasis, however, these therapies are associated with potential systemic toxicities of steroid dependence and their effects are transient.

        Several companies produce vitamin D analogs which, while producing little toxicity, have low therapeutic benefit.

        A relatively new product, Tazorac, is a Vitamin A analog manufactured by Allergan. Annual sales are in the $100 million range and increasing. This product is very effective, has little system toxicity, but has local toxicity such as burning and/or pain in 10-30% of patients.

        Oral drugs include potent immunosuppressive agents such as methotrexate, etretinate and cyclosporine. These products are limited by high cost, toxicities associated with systemic immunosuppressive and development of tolerance.

        Finally, exposure to ultraviolet light and medium wave length ultraviolet B radiation are effective but may enhance the risk of skin cancer. All therapies combined produce a market with approximately two billion dollars in sales annually in the United States alone.

COMPETITION FOR BOTH ERECTILE DYSFUNCTION AND PSORIASIS PRODUCTS

        Although the Company is not aware of any additional technologies or products which are functionally similar to those of the Company currently under development, there can be no assurance that such technologies or products will not be developed or that other companies with the expertise or resources that would encourage them to attempt to develop or market competing products will not develop new products directly competitive with LLPGE1. Some of the Company's competitors and potential competitors have well-established reputations for success in the development, sale and service of biopharmaceuticals and have substantially greater financial, technical, personnel and other resources than the Company, enabling them to undertake clinical testing of products, obtain regulatory approvals and manufacture and market pharmaceutical products in response to competitors seeking to market new products and enter into new markets. In addition, there can be no assurance that the Company can complete clinical testing of LLPGE1, obtain regulatory approvals and commence commercial-scale manufacturing in a timely manner to be effectively competitive.

                     DEPENDENCE ON THIRD-PARTY REIMBURSEMENT

Successful commercialization of LLPGE1 for ED and the psoriasis product may depend in part upon the availability of reimbursement for the cost of related treatment from third-party healthcare providers, principally Medicare, Medicaid and private health insurance plans, including health maintenance organizations. To the extent reimbursement is not provided or is limited, patients will have to pay for the LLPGE1 and/or the psoriasis product out of their own pockets. Third-party payers are increasingly challenging the price of medical products and services, which have had and could continue to have a significant effect on the purchasing patterns of many healthcare providers.

In markets other than the United States, reimbursement is obtained from a variety of sources, including governmental authorities, private health insurance plans and labor unions. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the U.S., health maintenance organizations are emerging in some European countries. Accordingly, the Company may need to seek reimbursement approvals in such other countries, although there can be no assurance that any such approvals will be obtained in a timely manner or at all. Failure to receive reimbursement approvals in such other countries could have an adverse effect on market acceptance of the Company's product in those international markets in which such approvals are sought.

The Company believes that reimbursement will be subject of increased restrictions in the future in the U.S. and foreign markets. The overall escalating cost of medical products and services has led to and will likely continue to lead to increased pressures on the health care industry to reduce the costs of products and services, potentially including products offered by the Company. Significant uncertainty generally exists as to the reimbursement status of newly approved healthcare products. Failure to receive adequate levels of reimbursement for the use of prostaglandin in general, and LLPGE1 and/or the psoriasis product could have a material adverse effect on the Company's business, financial condition and results of operations.


                          PRODUCTION AND MANUFACTURING

        One third-party manufacturer located in Southern California will manufacture the Company's products and a second company will validate the products. The manufacturers will produce the Company's product per the Company's directions and specifications and deliver the product to the Company. The Company sees no reason to acquire the equipment necessary for production at this time and anticipates utilizing its existing current arrangement with outside laboratories for the manufacturing of its products for distribution.

        The Company anticipates that Sigma Chemical Company, Austin Chemical Co., Inc., Spectrum Chemical Company, Interchem Corporation and West Company will supply the ingredients from which LLPGE1, will be manufactured.

        The Company is not aware of any environmental issues related to the use of disposal of its product. The chemistry involved produces no damaging effects on human, animal or plant life if exposed to the general population's air, water or soil supply. The Company's previous manufacturer, Collaborative Laboratories, did not disclose or relate any information indicating that the manufacturing process would produce any environmentally harmful by-products.


                                    MARKETING

        The commercial success of LLPGE1 will require acceptance by urologists, family practitioners with a significant elderly male clientele, medical doctors practicing as sex therapists and the medical community as a whole. Such acceptance will depend in large part on the results of the clinical trials for both ED and Psoriasis, and the conclusion by these physicians that LLPGE1 is a safe, cost-effective and acceptable method of treatment. Accordingly, achieving market acceptance for LLPGE1 will require substantial marketing efforts and expenditure of significant funds to educate doctors, pharmacists, and the public about what the Company believes are the advantages and benefits of LLPGE1. To that end, the Company is currently negotiating distribution agreements with major international pharmaceutical companies in the United States, European and South American markets. As is customary in the biopharmaceutical industry operating in these markets, the Company anticipates that these distribution agreements will provide for the distributor to pay the Company up-front licensing fees and milestone payments. In addition, the distributor will be responsible for the costs of registration and/or FDA approval and validations. Despite these arrangements, the Company expects to expend over $3 million over the first few years of launch in marketing support activities. Based on market studies undertaken by the Company, it expects that sales of LLPGE1, both in the United States and internationally, may generate material revenues to the Company by the end of 2000.

                              GOVERNMENT REGULATION

        The Company is subject to various FDA regulations which govern or influences the research, testing, manufacturing, safety, labeling, storage, recordkeeping and advertising and promotion of pharmaceutical products, biologics, and Class II devices. The Company believes it is in substantial compliance with all material federal and state laws and regulations. There can be no assurance, however, that the Company will be able, for financial and other reasons, to comply with applicable laws, rules and regulations. Failure or delay by the Company to comply with FDA regulations or other applicable regulatory requirements could subject the Company to civil remedies, including fines, suspensions, delays of approvals, injunctions, recalls or seizures of products, operating restrictions, as well as potential criminal sanctions, which could have a material adverse effect on the Company.

        The Company is currently working with the FDA to conduct animal trials prior to commencing Phase I studies of the Psoriasis product.

        The Company's research, development, clinical trials, manufacturing and marketing of LLPGE1 and topical Psoriasis cream are subject to extensive, rigorous and frequently changing regulatory review process by the FDA and other regulatory agencies in the U.S. and various foreign countries. The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. FDA procedures for approval of pharmaceuticals and biologics involve clinical testing which occurs in three phases to demonstrate the safety and efficacy of the product. Phase I clinical trials consist of testing for the safety and tolerance of the product with a small group of subjects and may also yield preliminary information about the effectiveness and dosage levels of the product. Phase II clinical trials involve testing for efficacy, determination of optimal dosage, and identification of possible side effects in a larger patient group. Phase III clinical trials consist of additional testing for efficacy and safety with an expanded patient group. Upon successful completion of Phase III testing, a New Drug Application ("NDA") can be filed. Approval requires a review of detailed data resulting from the clinical studies, the composition of the drug, the labeling that will be used, information on manufacturing methods, and samples of the products. After the FDA completes its review of the application, a panel of medical experts typically reviews the product, and the applicant is required to answer questions regarding its safety and efficacy. At the recommendation of the panel, an NDA may be granted and the product may then be marketed. After the product has been approved for marketing, Phase IV post-marketing surveillance studies may be required to provide additional data to the FDA for longer term follow-up concerns.

        The Company submitted an Investigational New Drug ("IND") application to the FDA in May 1996 for LLPGE1 ED product and has concluded its Phase I trial. The results of the Phase I trial were presented to the FDA in April 1997 during the Company's pre-Phase II clinical trial meeting. At an October 1997 meeting, the FDA had questions regarding the Company's clinical studies conducted prior to filing of the IND and requested additional information regarding the product's stability and chemistry. As a result of the October 1997 meeting, on February 5, 1998, the Company completed and forwarded to the FDA the reports requested by them. The company expects the FDA to complete their audit shortly and believes approval to proceed to Phase II will be granted, although there can be no assurance that such approval will be forthcoming.

        Regarding the Phase II trial, the FDA recommended that the product's dosage be increased by 50%, that the study's parameters be refined to conform more closely to other equivalent studies, and that certain potential indirect effects of the product's use be more closely monitored. The FDA did not require the Company to perform any further animal studies but also prohibited the Company from making any label claims based on the animal study it had previously conducted, due to the small size of this study.

        Currently, the manufacturing procedure is being scaled up, with assay verification and validation in progress through Prima Pharma, Inc., located in San Diego, California and Pyramid Laboratories, located in Fountain Valley, California. The Company anticipates that an NDA will be filed with the FDA in late 1999 or early 2000, assuming adequate data is generated upon conclusion of the clinical trial program. It is estimated that the costs of competing the above procedures for approval by the FDA will cost $10,000,000 to $12,000,000. The Company expects that the FDA review process could last as long as two years.

        The Company expects that certain of its potential products also may be regulated by the FDA as Class II devices upon completion of clinical testing. Class II devices include urological catheters . A Form 510(k) for the catheter to be used with LLPGE1 will be filed with the FDA at the time of the NDA submission. This application must contain data demonstrating the safety of the product for human use, as well as information on manufacturing processes and procedures.

        There can be no assurance that FDA or other regulatory clearance will not take longer than currently anticipated because of delays, problems or unforeseen safety difficulties or that regulatory clearance ever will be granted, although the Company believes that FDA and other regulatory clearance ultimately will be forthcoming. Failure to obtain FDA approval would prevent the Company from marketing LLPGE1 in the U.S., which would have a material adverse effect on the Company's business, financial condition and results of operations. Even if regulatory approval is obtained, a marketed pharmaceutical product and its manufacturer are subject to continuing regulatory review, and discovery of previously unknown problems or amendments to existing statutes or regulations or the adoption of new statutes or regulations could result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

        At present, the Company also plans to distribute LLPGE1 in Europe and South America, and Management believes that such distribution may generate material royalty revenues by 2000. However, such distribution of the Company's products outside the United States will also be subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, and the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would prevent the Company from marketing LLPGE1 in such foreign country or countries, which would have a material adverse effect on the Company's business, financial condition and results of operations.

        The manufacturing processes of the Company's product will be subject to certain regulatory guidelines. These guidelines are laid down by the FDA. All pharmaceutical manufacturers must conform to these guidelines. The FDA inspects these facilities on a regular basis and any deficiencies are noted. The facility must correct those deficiencies within a finite period of time.

        Any new pharmaceutical facility must go through a strict inspection by the FDA, in a full audit, and then adhere to the guidelines. Any facility not adhering to these guidelines is subject to FDA regulatory action.


   UNCERTAINTY OF PATENT PROTECTION; UNCERTAINTY OF PROTECTION OF PROPRIETARY
                                   TECHNOLOGY

The strength of the Company's patent position may play an important role in its long-term success. The Company is the assignee of Patent Application No. 08/573408, filed December 15, 1995, for an invention "PGE1 Containing Lyophilized Liposomes For Use In The Treatment of erectile dysfunction." On February 17, 1998, the U.S. Patent Office issued patent number 5,718,917 with all claims allowed. There can be no assurance that this patent will be effective to protect the Company's product from duplication by others. In addition, there can be no assurance that the Company will be able to afford the expense of any litigation which may be necessary to enforce its rights under this patent. Moreover, although the Company believes that its product does not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has or may occur. In the event that the Company's product is determined to infringe upon the patents or proprietary rights of others, the Company could be required to modify its product or obtain a license for the manufacture and/or sale of the product, or could be prohibited from selling the product. There can be no assurance that, in such an event, the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon the Company. Furthermore, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if the Company's product is deemed to infringe upon the patents or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could also have a material adverse effect on the Company. The Company commenced one action seeking a declaration of non-infringement by Vivus, Inc. SEE ITEM 3. LEGAL PROCEEDINGS 5."

The Company also relies substantially upon its proprietary technologies, utilizing non-disclosure agreements with its employees, consultants and customers to establish and protect the ideas, concepts and documentation of its proprietary technology and know-how. Such methods, however, may not afford complete protection, and there can be no assurance that third parties will not independently develop such know-how or obtain access to the Company's know-how, ideas, concepts and documentation, which could have a material adverse effect on the Company.

           POTENTIAL PRODUCT LIABILITY EXPOSURE AND INSURANCE EXPENSE

    Upon the commencement of commercial production, the Company's business will expose it to an inherent risk of potential product liability claims, including claims for serious bodily injury or death, which could lead to substantial damage awards. The Company currently maintains product liability insurance through BTI, in the amount of $1,000,000, with a maximum payout of $3,000,000, which is the standard insurance coverage for the biopharmaceutical industry. The Company will seek to increase the level of such insurance as its products are commercialized. There can be no assurance, however, that the Company will be able to maintain or increase its insurance on acceptable terms or at reasonable costs, or that such insurance will provide the Company with adequate coverage against potential liabilities. A successful claim brought against the Company in excess of, or outside of, its insurance coverage could have a material adverse effect on the Company's results of operations and financial condition. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect on the Company's ability to obtain physician endorsement of its products or expand its business.


    RELIANCE ON INTERNATIONAL SALES; CURRENCY EXCHANGE RISKS ASSOCIATED WITH
                              INTERNATIONAL SALES

The Company anticipates marketing LLPGE1 internationally, as well as in the U.S. To the extent the Company is able to market its products in foreign countries, the Company will become subject to the risks associated with international sales, including, but not limited to, health and welfare regulatory controls imposed by foreign governments, shipping delays, customs duties, export quotas and other trade restrictions, increased collection risks and international political, regulatory and economic developments, and exchange risks, any one of which could have an adverse effect on the Company's operating results.

                               MILLENIUM YEAR 2000

        The Company does not aniticipate any problem in dealing with computer entries in the year 2000 or thereafter, with any computers currently used at any of their facilities. The Company keeps current with all updates and revisions with all software the Company currently use. It is anticipated that the software updates reflect required revisions to accommodate transactions in the year 2000 and thereafter. All of the Company's computers are stand alone and due to the minimal computer capacity, it is not anticipated that the Company will have a problem at the turn of the century.


                                    EMPLOYEES

        As of December 31, 1997, the Company had seven full time employees. These full time employees are engaged in administration, management, and research & development activities. Three of the Company's officers and/or directors, are full-time employees of the Company (Thomas E. Waite, Curtis A. Orgill and Barbara L. Krilich. In addition, Dr. Jackie See and Dr. Darryl See, as well as others, serve as consultants to the Company.). The Company has written employment agreements for all of its employees and consultants. The Company believes their relation with its employees is good.

        The Company is dependent on the efforts and abilities of Jackie R. See, M.D., its founder and director; and of Thomas E. Waite, its Chief Executive Officer, President and Director. The loss of the services of any such officers or other key personnel could have a material adverse effect on the Company's operations. To the extent that the services of key personnel become unavailable, the Company will be required to retain other qualified personal, for whose services the Company will be in competition with other employers, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to hire or retain such other qualified person. SEE
ITEM 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION".

               LIMITATIONS ON LIABILITY OF DIRECTORS AND OFFICERS

Section 78.751 of the Nevada General Corporation Law ("NGCL") allows the Company to indemnify any person who is or was made a party to, or is or was threatened to be made a party to, any pending, completed, or threatened action, suit or proceeding by reason of the fact that he or she is or was a director, officer, employee or agent of the Company or is or was serving at the request of the Company as a director, officer, employee or agent of any corporation, partnership, joint venture, trust or other enterprise. The NGCL permits the Company to advance expenses to an indemnified party in connection with defending any such proceeding, upon receipt of an undertaking by the indemnified party to repay those amounts if it is later determined that the party is not entitled to indemnification.

The foregoing provision may reduce the likelihood of derivative litigation against directors and officers and discourage or deter shareholders from suing directors or officers for breaches of their duties to the Company, even though such an action, if successful, might otherwise benefit the Company and its shareholders. In addition, to the extent that the Company expends funds to indemnify directors and officers, funds will be unavailable for operational purposes.

In 1998 the Company obtained Directors and Officers insurance from American International Group. The policy pays the loss of a director or officer of the Company arising from a claim first made against the director of officer during the policy period for an actual or alleged wrongful act. The per-claim maximum limit liability coverage is $3,000,000 with the annual aggregate limit of liability coverage also being $3,000,000. The retention for each loss coverage is $75,000 for corporate matters and $250,000 for security matters. The policy provisions include: no prior acts exclusion (i.e. all prior acts are included to the extent a claim is made during the policy coverage period), 100% entity coverage for security matters (if the claim names the Company and no officer or director, the policy includes coverage for the company), employment practices liability for directors and officers, including security suits, punitive damages covered on security claims, green mail, and secondary offering for 30 days. The policy does not include the "hammer clause" (limiting coverage to the amount of a settlement offer received) nor listed events. The retention for securities matters is refundable if the case is dismissed with or without prejudice. The policy contains standard conditions and exclusions normal to this type of policy.


                           COLLABORATIVE ARRANGEMENTS

        The Company operates as a "virtual company" and relies on subcontracting and collaborative arrangements for much of its research and development, manufacturing, clinical trial and marketing operations. Since January 1994, when BTI acquired the majority of the Company's Common Stock, the Company has relied extensively on management, technical and financial services provided by BTI. During 1997, the Company established an in-house management team separating the operations of BTI from the Company's operations.

        The Company has paid BTI for the LLPGE1 patent application and other intellectual properties, as well as licensing and distribution agreements and utilization of its scientific and technical personnel, with Company stock. The Company initially issued 71,400 shares (originally issued 2,856,000 shares prior to the 1 for 4 reverse stock split effective November 3, 1994 and the 1 for 10 reverse stock split effective February 2, 1998) to BTI in January 1994 for the intellectual rights to the product with the stipulation that the company pay for and effect a patent application. The Company was not able to fund the patent process. To fund the patent application and for management assistance and distribution agreements associates with the LLPGE 1 product, BTI received 613,850 shares of the Company's Common Stock in November 1995.

        On November 20, 1997, the Company agreed to exchange 200,000 shares of Common Stock (which have been issued) plus $150,000 to BTI for the Intellectual Property Rights to Prostaglandin E1 Lyophilized Liposomes for the use of treatment of Psoriasis. BTI is to receive a 3% override on royalties of the Psoriasis product.

        Prior to 1997, the Company reimbursed BTI for the time contributed by its employees and other overhead expense incurred by the Company at BTI's cost. The Company paid BTI $40,501 in overhead expenses incurred in 1994, $67,979 in 1995 and $80,000 in 1996. During 1997, the Company established separate operations from BTI whereby no overhead expenses incurred by the Company were reimbursable to BTI.

        The Company intends to continue to seek and enter into collaborative arrangements with pharmaceutical distribution concerns to eventually distribute LLPGE1.

                          OTHER FINANCING ARRANGEMENTS

1. In March 1997, pursuant to a private placement, the Company (a) sold to Springrange Investment Group Ltd. $5,000,000 principal amount of 6% Convertible Debentures (the "Debentures") and (b) received a commitment from that investor, subject to various conditions, to purchase additional Debentures in the aggregate principal amount of up to $10,000,000 in two tranches of $5,000,000 each. The investor may convert the Debentures into Common Stock (the "Conversion Shares"), and the Company has the right to require such conversion. The Company's has registered under the Securities Act of 1933 of its Common Stock issuable upon conversion of its 6% convertible debentures, which registration statement was declared effective on August 14, 1997. As of February 28, 1998, of the $5,000,000 investment, $2,450,000 has been converted, with the issuance of 3,858,308 shares of the Company's Common Stock therefor. Sales of substantial amounts of Common Stock, or the perception that these sales could occur, could adversely affect, and the Company believes have adversely affected, prevailing market prices for the Common Stock and could impair the ability of the Company to raise additional capital through the sale of its equity securities or through debt financing. No prediction can be made as to the effect, if any, that future sales of shares of Common Stock, whether offered by the holder or others, will have on the market price of the shares of Common Stock prevailing from time to time. The Company has brought an action against Springrange Investment Group in connection with its investment in the Debentures. SEE ITEM 3."LEGAL PROCEEDINGS, PROCEEDING 7".

2. On January 13, 1998, the Company entered into a financing agreement (such agreement, as amended on February 3, 1998, is herein referred to as the "Financing Agreement") with Jackie R. See, a director and a controlling stockholder of, and consultant to, the Registrant, and Thomas E. Waite, President, Chief Executive Officer, Chairman of the Board of Directors and a controlling stockholder of the Registrant, whereby such investors ("Investors") (a) purchased an initial tranche of 1,580,278 shares of the Company's Common Stock (the "Initial Shares") for an aggregate purchase price of $5,000,000, and (b) may purchase up to an aggregate of 592,605 additional shares of the Company's Common Stock (the "Additional Shares"), upon certain terms and conditions, at an aggregate maximum additional purchase price of $5,000,000. The initial funding of $5,000,000 was effected on February 3, 1998 by the delivery to the Company by each of Dr. See and Mr. Waite of a check for $7,901.39 and Promissory Notes due March 31, 1999 in the principal amount of $2,492,098.61, bearing interest at the rate of 1% above prime and secured by the shares purchased.

    A fairness opinion has been obtained in connection with the Financing Agreement from HD Brous & Co., Inc., a New York Stock Exchange member firm located in Phoenix, Arizona.

    Under the Financing Agreement, the Investors have the right, but not the obligation, to invest up to an additional $5,000,000 to purchase Common Stock, of which $2,500,000 would acquire 383,070 shares at $6.238 per share and an additional $2,500,000 would acquire 197,534 shares at $12.656 per share, so that if all available investments under the Agreement are made by the Investors, they will invest $10,000,000 to acquire 2,172,882 shares of Common, although there is no assurance that the Investors will make any investment in registrant beyond the purchase for $5,000,000 already made. All further purchases would be for cash to at least to the extent of the $0.01 per share par value of the Common Stock, with the balance payable by notes with the same maturity and interest rate as the notes used in connection with the initial purchases under the Agreement. Additional investments in Common Stock pursuant to the Agreement would be made in tranches of $500,000 to $2,000,000 each. Dr. See and Mr. Waite contemplate that they will participate equally in any additional purchases under the Financing Agreement, but there is no requirement that they do so. The Board of Directors of registrant ratified the Agreement on February 23, 1998, with Dr. See and Mr. Waite abstaining from voting. Dr. See and Mr. Waite approved the Original Agreement when they were the only directors of the registrant. The Agreement will be submitted to the shareholders of the Corporation for ratification at its next meeting of shareholders, at which, in view of the shareholdings controlled by the Investors, it is expected that shareholder ratification will be forthcoming.

3. On February 23, 1998, the Company entered into a financing agreement with an independent investor ("Investor"), under which the Investor provided financing of $600,000 to the Company in exchange for 200,000 shares of Common Stock of the Company. If, on the effective date of the registration of the 200,000 shares under the Securities Act of 1933, which is to be accomplished by the Company as soon as practicable, the closing bid price of the Company's stock is less than $6.00 per share, the Investor is to receive additional shares calculated by taking the difference between (a) 600,000 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 200,000.


ITEM 2.  DESCRIPTION OF PROPERTY

        The Registrant's occupies a total of three office locations:

1) 5,428 square feet in Irvine, California where the Registrant maintains a research & development laboratory. Rent of $6,242 ($1.15 per square foot) is paid monthly for the first year and is increased to $6,514 on April 17, 1998 until the lease expires on April 30, 1999, (telephone
        (714) 252-1942).

2) 2,992 square feet is occupied in Lake Mary, Florida where the world headquarters and general operations of the Registrant are maintained. Rent of $4,269 ($1.43 per square foot) is paid monthly beginning December 15, 1997 through the expiration of the lease on December 31, 2000, (telephone (407)-324-1606).

3) 425 square feet is occupied in Reno, Nevada at the corporate headquarters where all accounting operations are maintained. Rent of $425 ($1 per square foot) is paid monthly beginning December 1, 1997 and expiring May 3, 1998, (telephone (702)-786-9005).

        All of the properties leased by the Company are in good working condition. The Company has secured property insurance for the above locations occupied.

        The Registrant does not own any real estate, nor is the Registrant engaged in the business of investing in real estate or real estate mortgages.


ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS RESOLVED INVOLVING RELATED PARTIES:

        1. HARVARD SCIENTIFIC CORP. v. NEVADA AGENCY AND TRUST COMPANY AND THOMAS E. WAITE & ASSOCIATES, Case No. CV96-0495, Second Judicial District Court of Nevada, County of Washoe, filed August 2, 1996. This action involved a dispute over performance of an agreement between the Company and a consultant, Thomas E. Waite & Associates ("TEW"), which had been issued 35,000 shares of Common Stock in exchange for services to be performed by TEW. TEW was and is only owned by Thomas E. Waite, President, CEO, Chairman of the Board, and a controlling stockholder of the Company. Those services involved obtaining the financing for the Registrant. In this action, the Registrant claimed that TEW had not performed those services and had breached its agreement with the Registrant. Nevada Agency and Trust Company, the Registrant's transfer agent, was included as a defendant in order to enjoin the transfer of the 35,000 shares which had been issued to TEW. The Company sought to recover damages for TEW's breach of contract and obtain a declaratory judgment declaring the agreement between the Company and Waite null and void, and canceling the shares issued to TEW.

        This action was settled amicably between the parties and is no longer pending. Under the terms of the settlement agreement, the Company acquiesced in the transfer of the 35,000 shares of Common Stock to TEW and issued additional shares of 56,875 to TEW. SEE NOTE 10 TO THE FINANCIAL STATEMENTS.

        2.    D. WECKSTEIN AND CO., INC. V. HARVARD SCIENTIFIC CORP. AND THOMAS
E. WAITE & ASSOCIATES, INC., Index No. 97-103324, Supreme Court of New York, County of New York, filed February 18, 1997. In this action, Weckstein claimed that the Company breached an agreement between it and the Company whereby Weckstein agreed to help the Company obtain financing in exchange for 25,000 shares of the Company's Common Stock. Weckstein also sought damages against TEW, claiming that TEW tortuously interfered with the agreement between the Company and Weckstein. Weckstein also sought damages for alleged fraud on the part of TEW, in connection with its dealings with Weckstein.

        Weckstein also brought a cause of action against the Company for "abuse of process" in connection with the filing a Nevada action that had been brought by the Company against Weckstein. In this claim, Weckstein asserted that the Nevada Court has no personal jurisdiction over either of the defendants to the Nevada action, and that the Company brought the action in Nevada simply to inconvenience Weckstein.

        This suit and countersuit has been settled amicably between the parties and is no longer pending. Under the terms of the settlement agreement, the Company caused 3,500 shares of the Company's Common Stock to be delivered to Weckstein.

        3. NEIL ARMSTRONG V. HARVARD SCIENTIFIC CORP., DON STEFFENS, DR. JACKIE R. SEE, IAN HICKS, AND DOES I THROUGH X, Case No. A371879 District of Nevada, County of Clark, filed April 4, 1997. In this action, the plaintiff, a former officer and director of the Company, alleges that the Company breached the terms of an employment agreement he alleges he had with the Company. The plaintiff alleges that the Company wrongfully terminated his employment with the Company and that the other defendants conspired with one another to wrongfully terminate his employment with the Company. The complaint seeks compensatory damages, punitive damages and reasonable attorneys' fees and costs in a total amount exceeding $10,000.

        This litigation has been settled amicably between the parties and is no longer pending. Under the terms of the settlement agreement, the Company paid Armstrong 20,000 shares of the Company's Common Stock plus $10,000.

LEGAL PROCEEDINGS UNRESOLVED:

        4. HARVARD SCIENTIFIC CORPORATION V. NEVADA AGENCY & TRUST COMPANY, A NEVADA CORPORATION, and DOES I - V, INCLUSIVE AND ABC CORPORATIONS I-V, INCLUSIVE, Case No. CV98-00017 filed in the District Court of the State of Nevada, Washoe County, Nevada, filed on January 2, 1998. In this action, Harvard filed a request for an injunction against Nevada Agency & Trust Company, Harvard' former transfer agent, to relinquish all records of the Company's to a newly appointed transfer agent located in Salt Lake City, Utah. Harvard was granted the injunction and the records were transferred to the new transfer agent on January 6, 1998. Harvard is considering amending its complaint against Nevada Agency & Trust to add additional causes of action for damages, and additional defendants. The Company believes that Nevada Agency & Trust Co. is owned by Cecil Ann Walker, wife of Alexander H. Walker, Jr., former Director, Secretary, and General Counsel to the Company and Chairman of the Board of Nevada Agency & Trust Company.

        5. HARVARD SCIENTIFIC CORP. V. VIVUS, INC., Case No. CV-N-97-00562-HDM (RAM) United States District Court, District of Nevada, filed October 1, 1997. In a letter dated August 29, 1997 Vivus, Inc. alleges that the product and method used by Harvard Scientific for the treatment of male erectile dysfunction infringed on a patent held by Vivus. Vivus asserted they had ownership rights to this patent. On September 16, 1997, the Company responded advising Vivus that they did not infringe on such patent, identifying those claim limitations not present in the defendant's product and methods. On September 19, 1997, Vivus again reiterated its claim of infringement against the Company.

        The Company then filed this complaint for declaratory judgement of non-infringement of the patent. Defendant filed a motion asking for dismissal of the plaintiff's declaratory judgement action on the basis that there is no infringement and, therefore, no actual controversy. Vivus now assets that its allegation of infringement was premature because the plaintiff's use of its product and method for treating erectile dysfunction is limited to FDA clinical trials which is a non-infringing use under the patent laws. The Company has opposed Vivus' motion to dismiss on the basis that it has taken concrete steps toward the commercialization of its product and method and that Vivus' allegation of infringement is damaging the Company's ability to complete FDA clinical trials. On March 16, 1998, the court granted defendants motion for dismissal, without prejudice for the Company to amend.

        6. ERIC N. SAVAGE V. HARVARD SCIENTIFIC CORP., DR. JACKIE SEE, DOES I THROUGH X, Case No. A381022, filed in the District Court, Clark County, Nevada on November 10, 1997. The Plaintiff alleges that the Company restricted Savage from selling his Common Stock in the Company and is seeking damages in excess of $1,260,000 plus attorney fees and costs. The Company denies liability and believes Savage has acknowledged he was not entitled to sell his stock free from restriction at a date earlier than he now contends. In February 1998, the Company requested the Court to stay the State Court action pending binding arbitration in the action filed against the Company by the plaintiff. The Company's request for arbitration is pending.

        7. HARVARD SCIENTIFIC CORP. V. SPRINGRANGE INVESTMENT GROUP, Case No. 98 civ. 0735 (DC), filed in the United States District court, Southern District of New York, filed on February 3, 1998. The defendant is a 6% debenture holder arising out of the Securities Purchase Agreement executed on or about March 21, 1997. The Company alleges that the defendant had breached its representations under the agreement by taking a short position and otherwise manipulating the price of the Company's Common Stock. The Company is seeking to recover its damages arising from Springrange's breach of contract and misrepresentations. The Company will not be honoring any requests by the defendant to convert the debenture balance into Common Stock until this matter has been resolved. SEE NOTES 11 & 13 TO THE FINANCIAL STATEMENTS AND ITEM 1. "DESCRIPTION OF BUSINESS - OTHER FINANCING ARRANGEMENTS".

        On February 18, 1998. Springrange filed a motion to dismiss the Complaint and to enjoin the financing transaction entered into between the Company and Thomas E. Waite and Dr. Jackie See formally announced publicly on or about January 15, 1998. Springrange also sought injunctive relief requiring the Company to deliver shares of Common Stock pursuant to notices of conversion filed in January 1998. The Company opposed the motion and requested injunctive relief. In early March 1998, a hearing on the motion was held and the judge granted Springrange's motion to dismiss the Complaint, with leave to amend in 30 days and in view of the dismissal, denied Springrange's motion for injunctive relief. Springrange is free to pursue its claims independently or in this action if the Company files an amended complaint.

        8. ALEXANDER H. WALKER JR. V. HARVARD SCIENTIFIC CORP. AND JACKIE R. SEE, M.D., Case No. 980901221 in the Third Judicial District Court in Salt Lake City, Utah, filed on February 6, 1998. In this action, the plaintiff, a former officer, director and General Council to the Company, alleges two causes of action: 1) breach of contract by the Company with respect to his employment agreement, and 2) false representations allegedly made to him by the Company. Walker seeks damages in the amount of $420,000 for the breach of contract claim and unspecified damages for the alleged false representation claim. The time for the Company's response to the Complaint has not expired. However, the Company denies liability and anticipates the commencement of legal action against Walker to recover damages sustained by the Company as a result of Walker's failure to perform his responsibilities as General Council for the company and breaches of his fiduciary duties owed to the Company. The Company will also seek indemnity from Walker for damages it has sustained and settlements it has been forced to negotiate in other litigations. SEE NOTE 13 TO THE FINANCIAL STATEMENTS.

OTHER NEGOTIATING MATTERS

        9. On November 3, 1995, BTI entered into an agreement with a European marketer, Pharma Maehle ("Pharma"), whereby Pharma was to establish the European market for the Company's erectile dysfunction product to develop, manufacture, sell, practice and exploit the use of the Company's proprietary license technology. In February 1996, an amendment to the agreement was signed to reflect the transfer of said agreement from BTI to the Company. On March 20, 1996, Section 19.0 (Entire Agreement) was amended to better express the intent of the parties. On December 20, 1996, the Company notified Pharma in writing that it was terminating the agreement for breach of contract and the implied covenant of good faith and fair dealing inherent in all contracts by failing to exercise reasonable diligence to exploit the technology and patent rights. On January 13, 1997, the Company signed a Letter of Understanding with Pharma, whereby the parties would consider working out a formal agreement settling their disputes after seeking advise from legal council. The agreement was to be accomplished within 10 working days from January 13, 1997,and when that did not occur, the Company again notified Pharma of it's intent to terminate any and all agreements with Pharma referencing previous termination notices. Pharma contends the various notices of termination were withdrawn or ineffective and the agreement is enforceable. However, the Company believes they have rightfully terminated the agreement with Pharma, which has been and continues to be in breach of the agreement in any event. The validity of the agreement is currently in dispute.

        On February 19, 1998, the Company renewed it's previous notices of termination and renoticed the termination of the licensing agreement with Pharma, and demanded binding arbitration under Nevada law of the existing disputes between the parties pursuant to the terms of the licensing agreement. The demand required a response by Pharma no later than March 13, 1998. Pharma responded and with a settlement proposal which was declined by the Company. Pharma then indicated that it was in the process of selecting Nevada counsel. If Pharma does not notify the Company of its legal counsel obtained in Nevada by March 20, 1998, the Company intends to request the Nevada District Court to compel the arbitration. SEE NOTE 9 & 13 TO FINANCIAL STATEMENTS AND FORM 8K FILED FEBRUARY 23, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Common Stock of the Company began trading on the system of the National Association of Securities Dealers, Inc. (NASD) known as the OTC Electronic Bulletin Board under the symbol "HVSF" in June 1995. On February 3, 1998, the Company changed the symbol to "HVSFD" as a result of the 10 for 1 reverse stock split. The Company continued to use the "HVSFD" symbol through March 5th, 1998, at which time the symbol reverted back to "HVSF", and continues to be traded thereunder.

        The following table sets forth the range of high and low bid quotations for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:


                                       COMMON STOCK
                                       ------------

                          QUARTER ENDED                HIGH BID       LOW BID
                          -------------                --------       -------
            March 31, 1998 *                           $  9.40        $ 3.00
            December 31, 1997                          $ 14.10        $ 2.90
            September 30, 1997                         $ 22.50        $ 9.40
            June 30, 1997                              $ 61.90        $12.50
            March 31, 1997                             $ 81.30        $25.00
            December 31, 1996                          $ 26.20        $ 8.70
            September 30, 1996                         $ 33.10        $15.00
            June 30, 1996                              $ 72.50        $21.90
            March 31, 1996                             $166.30        $52.50
            ------------------------------------
            *  Includes January 1, 1998 through March 18, 1998


        The approximate number of record holders of the Registrant's capital stock as of December 31, 1997 and March 18, 1998 were 192 and 207, respectively.

Dividends:
        The Registrant has never paid cash dividends on its capital stock and does not intend to do so in the foreseeable future. The Registrant currently intends to retain its earnings, if any, for the operation and expansion of its business.

        The Company's recent registration under the Securities Act of 1933, of its Common Stock, issuable upon conversion of its 6% convertible debentures, was declared effective on August 14, 1997.

1. September 25, 1995, the corporation issued 20,350 shares to officers, directors or consultants for services to the Company:

                              Purchaser          No. of Shares
                              ---------          -------------
                              Rex Morden                 2,100
                              Alexander Sparkuhl           500
                              Neal Armstrong             5,000
                              Steven Rayman              7,500
                              Eric Savage                3,250
                              Jackie R. See              2,000
                                                 --------------
                                                        20,350
                                                 ==============


    All shares listed in this paragraph were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuee.

2. On December 7, 1995, the Company issued 613,850 shares of its Common Stock to BTI for BTI's assistance in raising working capital, prosecuting the patent application, management assistance and for assignment of rights under the Distribution Agreements for LLPGE1. Such shares were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuee.

3. On December 11, 1995, the Company issued 20,000 shares of its Common Stock to Baltic Trust Company, a non-U.S. entity in connection with a private placement of the Company's shares pursuant to Regulation "S" promulgated under the Securities Act of 1933. All such shares subsequently were returned to the Company's treasury as a result of a failure of consideration for the issuance of such shares.

4. During November 1995, the Company entered into a two-year agreement with Thomas E. Waite & Associates, then and now wholly owned by Thomas E. Waite, President, Chief Executive Officer, Director and a controlling stockholder of the Company, to provide an array of business services to enhance the Company's asset base and further the development of the Company's business plan. The contracted services included public/investor relations, marketing and sales plans, identifying strategic partnership arrangements, and other opportunities that would enhance the market value and viability of the Company. On December 15, 1995, the Company issued to Thomas E. Waite 35,000 shares of Common Stock in consideration of the services to be provided for the two-year duration. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuee.

5. On December 27, 1995, the Company issued 20,000 shares of its Common Stock in connection with an offering of the Company's shares pursuant to Rule 504 promulgated under the Securities Act of 1933. Such shares were issued to Rosehouse Ltd. in exchange for the consideration of $831,300.

6. On January 12, 1996, the Company issued 1,000 shares of its Common Stock in connection with consulting services rendered to the corporation by Dr. Joseph L. Williams, one of the individuals on the Company's Scientific Advisory Board, in exchange for research and development conducted by the individual. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuee.

7. On April 12, 1996, the corporation issued 18,000 shares of its Common Stock to Alexander H. Walker, Jr., in connection with legal services rendered to the Company. On July 5, 1996, the Company issued 2,000 shares of its Common Stock each to Alexander H. Walker, III and J.T. Cardinalli for legal services rendered for the Company. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuees.

8. On June 10, 1996, the Company sold $500,000 of 7% Convertible Debentures in the following aggregate principal amounts: $250,000 to Wood Gundy London Limited, $150,000 to Ailouros Ltd. and $100,000 to DJ Limited. All such Debentures were issued pursuant to the exemption from registration under Regulation "S" promulgated under the Securities Act of 1933.

9. On August 15, 1996, the Company issued 3,333 shares of its Common Stock to Ailouros Ltd. as a result of Ailouros Ltd.'s conversion of $25,000 of the 7% Convertible Debentures it purchased from the Company on June 10, 1996. Such shares were issued in reliance upon the exemption from registration under Regulation "S" promulgated under the Securities Act of 1933.

10. On August 22, 1996, the Company issued 15,385 shares of its Common Stock to Wood Gundy London Limited as a result of Wood Gundy's conversion of $125,000 of the 7% Convertible Debentures it purchased from the Company on June 10, 1996. The Company also issued 12,308 shares of its Common Stock to DJ Limited on this date as a result of DJ Limited's conversion of $100,000 of the 7% Convertible Debentures it purchased from the Company on June 10, 1996. All such shares were issued in reliance upon the exemption from registration under Regulation "S" promulgated under the Securities Act of 1933.

11. On November 20, 1996, the Company issued 1,500 shares of its Common Stock to Dr. Joseph J. Williams for consulting services rendered to the Company. The Company also issued 550 shares of its Common Stock to Stock Desk Communications Ltd. for printing services rendered to the Company. The Company also issued 1,000 shares of its Common Stock to Dr. Alexander Sparkuhl for consulting services rendered to the Company. Except as to the 550 shares issued to Stock Desk Communications Ltd., all such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuee. The 550 shares issued to Stock Desk Communications Ltd. were returned to the treasury on May 12, 1997, due to the fact that, subsequent to the issuance of these shares, the Company learned that such printing services had been paid for in cash and that the issuance of the 550 shares constituted a double payment for such services.

12. On December 18, 1996, the Company issued 56,875 shares of its Common Stock as part of a settlement agreement in the litigation between the Company and Thomas Waite & Associates described herein. SEE ITEM 3. " LEGAL PROCEEDINGS". Such shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuee. On February 26, 1997 the shares were reissued pursuant to a court order which approved such issuance, after a hearing on the fairness of the terms and conditions of such issuance. The issuance of such shares was in accordance with Section 3(a)10 of the Securities Act of 1933.

13. On January 20, 1997 and January 30, 1997, the Company sold Ronald E. Patterson 10,000 and 5,000 shares, of Common Stock for $50,000 and $25,000, respectively. The closing bid prices on January 20 and January 30, 1997 were $31.20 and $42.90, respectively. On February 19, 1997, the Company sold Ronald E. Patterson 10,000 shares of Common Stock in exchange for $50,000. The closing bid price on February 19, 1997 was $73.70. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuee.

14. On March 18, 1997, the Company issued a total of 127,000 shares of its Common Stock to eight (8) individuals for legal and consulting services and for services rendered by officers and directors of the Company.


                                  Purchaser           No. of Shares
                                  ---------           -------------

                          Ian Hicks                       25,000
                          Don Steffens                    25,000
                          Ronald E. Patterson             10,000
                          Alexander H. Walker, Jr.        18,000
                          Alexander H. Walker III          2,000
                          J.T. Cardinalli                  2,000
                          Roger T. M.D.                   10,000
                          Jackie R. See                   35,000
                                                    -------------
                                                         127,000
                                                    =============

    Such shares were issued pursuant to the exemption from registration under
    Section 4(2) of the Securities Act of 1933.

15. On March 21, 1997, the Company sold $5,000,000 aggregate principal amount of 6% Convertible Debentures to Springrange Investment Group Ltd. The agreement is subject to various conditions, to purchase additional Debentures in the aggregate principal amount of up to $10,000,000 in two tranches of $5,000,000 each. The investor may convert the Debentures into Common Stock (the "Conversion Shares"), and the Company has the right to require such conversion. Shares issuable upon conversion have been registered under the Securities Act of 1933, declared effective on August 14, 1997. The 6% Convertible Debentures were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. SEE ITEM 1 "DESCRIPTION OF BUSINESS - OTHER FINANCING ARRANGEMENTS", AND ITEM 3. "LEGAL PROCEEDINGS."

16. On April 18, 1997, the Company issued a total of 20,000 shares of Common Stock to David E. Jordan and persons designated by Mr. Jordan, for assisting the Company in securing funding through the debenture holder, Springrange Investment Group, as follows:



                                       No. of
          Purchaser                    Shares
          ---------                    ------

          David E. Jordan              16,680
          Robert E. Jordan                200
          Michael H. Jordan               200
          A.L. Molesworth, Inc.         2,500
          Lenora Todaro                   200
          Anita Grossfield                200
          Lisa R. Gerren                   20



17. On June 6, 1997, the Company issued a total of 100,000 shares to David E. Jordan and persons designated by Mr. Jordan. Such shares were cancelled for failure of consideration and returned to the treasury on August 8, 1997.

18. On June 10, 1997, the Company issued 597,200 shares, as follows:



                                           No. of
          Purchaser                        Shares
          ---------                        ------

          Anita Wassgren See Trust        100,000
          Jackie R. See *                 300,000
          Don A. Steffens                 100,000
          Alexander H. Walker, Jr.         87,200
          Joseph L. Williams, M.D.         10,000

    * The 300,000 shares issued Jackie R. See have demand registration rights under the Securities Act of 1933, which rights have been exercised.

    All such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuees.

19. On June 12, 1997, the Company issued 45,000 shares to Ailouros Ltd. in settlement of a litigation settlement. SEE ITEM 3. " LEGAL PROCEEDINGS". Such shares were issued pursuant to the exemption from registration under
    Section 4(2) of the Securities Act of 1933.

20. On September 23, 1997, the Company issued 16,900 shares, as a reimbursement of legal fees and services, as follows:



                                                No. of
               Purchaser                        Shares
               ---------                        ------

               Ronald E. Patterson              11,000
               Martin Bennett                      200
               Mark Bradley                        200
               Max Carter                        2,500
               David Miller                      3,000

    On October 13, 1997, Max Carter returned 2,500 shares to the treasury. All such shares were issued pursuant to the exemption from registration under
    Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuees.

21. On October 20,1997, the Company issued 20,000 shares to Neil Armstrong in settlement of litigation with the Company. SEE ITEM 3. " LEGAL PROCEEDINGS". Such shares were issued pursuant to the exemption from registration under
    Section 4(2) of the Securities Act of 1933.

22. On November 14, 1997, the Company issued 50,000 shares to Darryl M. See, M.D., in exchange for research and development consulting services and 400,000 shares to Thomas E. Waite to induce him to work for the Company and provide an incentive for his successful performance as President and Chief Executive Officer. The grant of the 400,000 shares is irrevocable and the amount of the grant was determined, in view of the cessation of the active business of Thomas E. Waite & Assoc. at the time of Mr. Waite's employment to enable him to devote his entire business time to the affairs of the Company. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuees. The 400,000 shares issued Thomas E. Waite have demand registration rights under the Securities Act of 1933, which rights have been exercised.

23. On November 25, 1997, the Company issued 370,000 shares for services or signing bonuses or intellectual property rights, as follows:


                                                         No. of
                  Purchaser                              Shares
                  ---------                              ------

                  Biosphere Technology, Inc.   (1)      200,000
                  Kostech Data Corporation     (2)       10,000
                  Curtis A Orgill              (3)       50,000
                  Ronald E. Patterson          (2)       25,000
                  Michael Snell                (4)       25,000
                  Martin E. Janis              (2)       50,000
                  Lorenz M. Hofmann Ph.D.      (2)       10,000

(1) Shares issued for the transfer of intellectual property rights.
(2) Shares issued in exchange for services performed.
(3) Shares issued to induce the employee to work for the Company and to provide an incentive for his successful performance as Treasurer and Chief Financial Officer.
(4) Shares issued to induce the employee to work for the Company and to provide an incentive for his successful performance as Director of Public Relations.

    Such shares were issued pursuant to the exemption from registration under
    Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuees. On December 10, 1997, the 25,000 shares issued to Ronald E. Patterson were cancelled and returned to treasury for failure of consideration. The balance of the shares shown above were cancelled without proper corporate authority and reissued to correct such improper cancellation at a later date. SEE NO. 26 BELOW AND ITEM 3. "LEGAL PROCEEDINGS, PROCEEDING NO. 8".

24. On January 16, 1998, the Company issued 100,000 shares to CIBC Wood Gundy London Limited. The parties came to an agreement on a litigation issue resolved on December 26, 1997. Such shares were issued pursuant to the exemption from registration under section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuees.

25. On January 22, 1998, the Company reissued 10,000 shares to Kostech Data Corporation. See Item 23 above.

26. On January 26, 1998, the Company issued or reissued a total of 625,000 shares to the following:


                     Purchaser                   Ref.    No. of Shares
                     ---------                   ----    -------------

                     Biosphere Technology, Inc.  (1)        200,000
                     Dr. Darryl See              (3)        200,000
                     Pyramid Laboratories        (4)         15,000
                     Curtis A Orgill             (1)         50,000
                     Barbara L. Krilich          (5)         50,000
                     Michael Snell               (2)         50,000
                     Martin E. Janis             (1)         50,000
                     Lorenz M. Hofmann Ph.D.     (1)         10,000
                                                       -------------
                                                            625,000
                                                       =============

    (1) These shares were reissued, see Item 23 above.
    (2) See Item 23 above as to 25,000 shares. 25,000 shares were issued as an additional incentive to induce the employee to work for the Company and to provide an incentive for his successful performance as the Company's Director of Public Relations.
    (3) Shares issued to induce the employee to work for the Company and to provide an incentive for his successful performance as the Company's Chief Clinical Investigator.
    (4) Shares issued in settlement of a debt.
    (5) Shares issued to induce the employee to work for the Company and to provide an incentive for her successful performance as the Company's Secretary and Chief Operating Officer.

    Such shares were issued pursuant to the exemption from registration under
    Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuees.

27. On February 3, 1998, Dr. Jackie R. See and Mr. Thomas E. Waite ("Investors") each invested $2,500,000 in the registrant and received shares. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. The shares have demand registration rights under the Securities Act of 1933, which rights have been exercised. SEE ITEM 1 "DESCRIPTION OF BUSINESS - OTHER FINANCING ARRANGEMENTS".

28. On February 10, 1998, three new members were elected to the Board of Directors of the Company. Two of these members will serve as new independent Directors of the Company and the third will fill an existing seat vacated by the resignation of a previous director. The Company's Board of Directors currently consists of five members. On February 11,1998, the Company issued a total of 10,000 shares, 5,000 to each new independent Director of the Company, Col. Robert T. Hayden, USA (Ret) and Martin J. Holloran. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

29. On February 18, 1998, the Company issued 200,000 shares of Common Stock to an investor, O. Lee Tawes III, for payment of $600,000. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. The shares have demand registration rights under the Securities Act of 1933, which rights have been exercised. SEE ITEM 1. "DESCRIPTION OF BUSINESS - OTHER FINANCING ARRANGEMENTS".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The discussion contained in this Item 6 is "forward looking", as that term is identified in, or contemplated by, Section 27A of the Securities Act and Section 21E of the Exchange Act. Accordingly, actual results may materially differ from projections. Additional information concerning factors that could cause actual results to differ materially is readily available in this section.

OVERVIEW:

        Harvard Scientific Corp. is a biopharmaceutical drug development company. The Company's corporate objective is to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and to determine the potential market for such products. The Company intends to conduct and conclude, either on its own or with the assistance of an industry partner, all clinical testing necessary for regulatory approval of said products from the U.S. Food and Drug Administration ("FDA") or similar regulatory agencies in foreign countries in order to initiate marketing and establish distribution channels for its products. Thus far, the Company has developed two products, (i) a therapeutic treatment for male erectile dysfunction and, (ii) a topical treatment for psoriasis. The Company presented the results of its Phase I clinical study on the erectile dysfunction treatment product to the FDA in April 1997, as part of its pre-Phase II clinical trial meeting. The FDA is currently auditing the data from its Phase I study. Protocols and research sites for the Phase II study are complete and the Company is currently awaiting FDA approval to proceed with its Phase II clinical trials. The Company voluntarily placed the psoriasis product on clinical hold with the FDA until additional data, both qualitative and quantitative, could be collected to determine the exact systemic reactions, if any, to the body. The FDA requested that the Company conduct more animal trials, specifically dog trials, to provide this data. The Company also believes that the data resulting from these trials may suggest that an opportunity exists for the Company to consider a potential additional therapeutic product to treat animal skin conditions, specifically mange.

        During fiscal years 1994 through 1997, the Company's activities consisted primarily of raising capital, identifying a core management team, developing a patent application for its ED product and the submission of this application to the U.S. Patent and Trademark office (which resulted in the issuance of said patent), concluding manufacturing scale up and initial clinical trials and formulating both a commercialization and clinical development strategy. The Company has considered and evaluated additional products and market potential for those products in order to enhance its own current product portfolio and intends to continue this strategy for future corporate development.

        The Company's core technology is covered by a U.S. patent. On August 18, 1997, the Company received a Notification of Allowance for Patent from the U.S. Patent and Trademark Office for "PGE1 CONTAINING LYOPHILIZED LIPOSOMES FOR USE IN THE TREATMENT OF ERECTILE DYSFUNCTION". This is the active drug agent used in the Company's male ED treatment product. The U.S. Patent and Trademark Office issued patent number 5,718,917 to the Company on February 17, 1998.

        The Company is confident that its strategic plan which was launched by a new management team in November, 1997, will be successful, although there is no assurance that it will be. The Company's management team is currently established thereby, during the next twelve months it is not expected that the Company will need to hire any additional employees. Since the middle of November 1997: (i) the Company received an Investigational New Drug ("IND") number 54,669 from the FDA Division of Dermatology and Dental Drug Products for its new product, PsoriClear, (ii) its International Patent Application, No. PCT/US96/18820 (International Publication No. W097/2234), received a favorable Preliminary Examination Report, from the U.S. Patent and Trademark Office Examiner acting as the International Preliminary Examining Authority, (iii) a study utilizing gamma radiation instead of standard 0.2 micron filters to sterilize the chemical components used in the Company's products proved successful in the production of "GMP" (Good Manufacturing Practice) product,
(iv) a financing agreement to provide funds of up to $10,000,000 was signed between the Company and its two largest shareholders, Thomas E. Waite, President and Chief Executive Officer of the Company, and Jackie R. See, M.D., F.A.C.C., Director of Research and Development and, (v) stability studies on lyophilized liposomal Prostaglandin E1 conducted with the collaborative efforts of Pyramid Labs, Inc. in Costa Mesa, California has proven that LLPGE1 remains stable without any degradation and chemical breakdown at room temperature for at least 9-months. These stability studies are ongoing in order to determine the exact shelf-life for the Company's products at room temperature.

        Over the next 12 months, the Company's primary focus will be on continuing clinical trials and product validation of its ED product to conform to the regulatory process of the FDA. Also, the Company intends to move forward in parallel and has undertaken efforts to identify companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position. This strategy is directed toward the formation of strategic alliances, joint venture arrangements, licensing and distribution agreements, research and development agreements and other collaborative arrangements with major pharmaceutical distribution concerns and/or licensing agreements to eventually assist in the development and distribution of its current two projects, with particular emphasis on the ED product.

        It is the belief of the Company that if an agreement with a major industry partner can be secured, the possibility exists that the regulatory process for its products could be expedited. This should greatly enhance the Company's ability to bring its products to market more quickly, thus insuring the Company an opportunity to maximize its profitability from the remaining life of its patent for its products which was issued February 17, 1998. Without the benefit of an industry partner, the Company believes that an 18 to 24 month time-line to obtain regulatory approval is the current assumption, but there can be no assurance, if ever, that the product will receive FDA approval in that time span.

        In the next 12 months, the Company's future success is dependent upon its ability to raise additional funds to complete the commercialization process for its ED treatment product and its psoriasis treatment product either through strategic agreements (i.e. licensing, distribution or joint venture) or through private placements or public issuance of the Company's Common Stock. In the past, the Company has relied upon the private purchase of its securities by accredited investors to raise such funds. The Company will continue to seek such practices of raising such funds in the future, however, there is no assurance that they will prove successful.

        In January 1998, a financing agreement to provide funds of up to $10,000,000 was signed between the Company and its two largest shareholders, Thomas E. Waite, President and Chief Executive Officer, and Jackie R. See, M.D., F.A.C.C., Director of Research and Development. The notes of $2,492,098.61 each are due and payable on March 31, 1999. For the terms of this transaction, SEE
ITEM 1."DESCRIPTION OF BUSINESS - OTHER FINANCING ARRANGEMENTS". In February 1998, an investor purchased 200,000 shares of the Company's Common Stock for an initial funding of $600,000 SEE ITEM 1 "DESCRIPTION OF BUSINESS - OTHER FINANCING ARRANGEMENTS".

        The Company does not expect to purchase or sell any significant equipment.

RESULT OF OPERATIONS:

FOR THE YEAR ENDED DECEMBER 31, 1996:

        The Company experienced an increase in administrative and general expenses primarily as a result of increased consulting, legal and professional fees. These fees were paid mostly to auditors, attorneys and marketing consultants. In addition, the Company experienced an increase in payroll costs, as it had four employees until December 6,1996, when a management change took place. As a result of this management change, Neal Armstrong, Rex Morden, Stephen M. Goldberg and David F. Miller were removed and Don Steffens and Ian Hicks were appointed as officers and directors of the Company.

        During 1996, the Company's activities centered on continued fund raising efforts and development of the product. The Company submitted an IND to the FDA and concluded a Phase I clinical trial. The Company started the year with a cash balance of $799,466. The Company raised funds though the sale of $500,000 aggregate principal amount of 7% Convertible Debentures ("7% Debentures") in June 1996 and incurred $500,000 in interest expense thereon. The Company received revenues of $181,000 resulting from the supply of its product to its Korean distributor for the conduct of clinical trials and incurred research and development and other costs of the goods sold in the amount of $326,423. The Company also incurred $494,813 in costs for legal settlements, based on the fair market value of 568,750 shares issued to Thomas Waite & Associates ("Waite") in settlement of litigation between the Company and Waite. SEE ITEM 3 "LEGAL PROCEEDINGS." The net loss for the year ended December 31, 1996 amounted to $2,438,944.

FOR THE YEAR ENDED DECEMBER 31, 1997:

        The Company's major financial transaction for the year was the issuance of $5,000,000 aggregate principal amount of 6% Convertible Debentures. The issuance of such Debentures brought a net amount of $4,375,000 into the Company's general operating account in March 1997. The Registration Statement on form SB-2, registering the 6% debenture transaction, became effective on August 14, 1997. Indeed, almost all of the cash generated by the Company's operations for the year ending December 31,1997 came from the issuance of this 6% Debenture. SEE ITEM 1. "DESCRIPTION OF BUSINESS - OTHER FINANCING ARRANGEMENTS".

        The Company had no net sales during year, and, accordingly, had no cost of sales for the year. However, in 1996, the Company incurred sales of $181,000 and a cost of sales of $216,867 for the year as result of selling clinical supplies to Korea. Accordingly, gross profit in 1996 was a loss of $35,870. The difference in the sales figures for 1997 vs. 1996 is attributable primarily to the Company's focus on raising investment capital in 1997. In 1997, the Company focused on completing the required regulatory review process for its ED product and introducing their psoriasis product, as opposed enhancing promotions of the Company's products, as was the case in 1996.

        During 1997, the Company also experienced a significant increase of $1,051,065 in operating expenses over what was experienced in 1996. This increase is a result of several factors including: 1) identifying a core management team, 2) opening a new Corporate office in Reno, Nevada and a new World Headquarters in Lake Mary, Florida, 3) other administrative costs associated with the clinical trials on both ED product and the psoriasis product, and 4) expanding efforts to raise additional capital. Consequently, salaries increased approximately $213,500 and rent and office overhead increased approximately $90,000. The Company focused on expanding public relations, which resulted in an additional cost of approximately $486,000 for 1997. As a result of securing the 6% debenture holder, the Company paid approximately $750,000 in finder fees, of which $625,000 is amortized over a 12-month period ending March 1998. Legal and professional fees increased by approximately $136,000.

        During 1997, the Company experienced a significant increase in research & development costs over those incurred in 1996. This increase of $1,265,122 is a direct result of completing the clinical trials on Phase I study on the ED product submitted to the FDA in April 1997. Furthermore, the Company has prepared the protocols for the Phase II study and is awaiting FDA approval before proceeding with the clinical trials. In addition, the Company has prepared for the Phase I clinical trials for its psoriasis product. The costs incurred associated with such steps conformed to the Company's planned budgets for 1996 and 1997.

        The increase in depreciation and amortization of $473,741 in 1997 is the amortized portion of the deferred issuance cost on the 6% Debenture of $468,750. The balance of $156,250 will be amortized within the first quarter of 1998. SEE
ITEM 1 "DESCRIPTION OF BUSINESS - OTHER FINANCING ARRANGEMENTS".

        The Company expensed $220,816 to legal settlements in 1997, SEE IN ITEM
7. - FOOTNOTE 10 TO THE FINANCIAL STATEMENTS. Dividend income increased 100% in 1997, however interest expense also increased by $949,857 as a result of the $5,000,000 6% Debenture received in March 1997.

        Management anticipates that general and administrative expenses will continue to be incurred in similar amounts throughout 1998 as the Company continues to seek additional investment capital and expand its operations. In addition, research & development costs will continue to increase as the Company moves forward with FDA approval and continues to bring its products to market. The Company will continue to incur legal expenses in connection with litigation which the Company is involved.

ITEM 7. FINANCIAL STATEMENTS

                            HARVARD SCIENTIFIC CORP.
                           (A DEVELOPMENT STAGE CORP.)
                                DECEMBER 31, 1997

                               RONALD D. SIMPKINS
                           CERTIFIED PUBLIC ACCOUNTANT





                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
     And Shareholders of
Harvard Scientific Corp.

I have audited the balance sheet of Harvard Scientific Corp. (A Development Stage Company) as of December 31, 1997, and the related statements of operations, stockholders'equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit. The financial statements of the Company for the fiscal years ended December 31, 1996 and 1995, were audited by other auditors whose report thereon dated June 2, 1997, expressed an unqualified opinion with an explanatory paragraph discussing its going-concern assumption.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvard Scientific Corp. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Reno, Nevada
March 5, 1998

                               RONALD D. SIMPKINS
                           CERTIFIED PUBLIC ACCOUNTANT




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
    And Shareholders of
Harvard Scientific Corp.


I have audited the balance sheet of Harvard Scientific Corp. (A Development Stage Company) as of February 28, 1998. This financial statement is the responsibility of the Company's management. My responsibility is to express an opinion on this financial statement based on my audit.

I have conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the balance sheet referred to above present fairly, in all material respects, the financial position of Harvard Scientific Corp. as of February 28, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty.



Reno, Nevada
March 5, 1998


                                         HARVARD SCIENTIFIC CORP.
                                       (A DEVELOPMENT STAGE COMPANY)

                                               BALANCE SHEET

                                                  ASSETS
                                                             December 31,    December 31,   December 31,
                                                                1997            1996           1995
                                                              (Audited)       (Audited)       (Audited)
                                                           --------------  --------------  --------------
Current Assets:
    Cash and cash equivalents                              $     873,199   $           -   $     799,466
    Prepaid  expenses                                             35,382           1,565         425,094
    Accounts Receivable - Directors (Note 7)                      57,711               -               -
    Due From Related Parties  (Note 7)                           852,305               -               -
    Deferred debt issue costs (Note 11)                          156,250               -               -
                                                           --------------  --------------  --------------

       Total Current Assets                                    1,974,847           1,565       1,224,560
                                                           --------------  --------------  --------------

Equipment and Leasehold Improvements:
    at cost, less accumulated depreciation of $11,930
    at December 31, 1997 and $3,491 at December 31,
    1996 and $6,637 at December 31, 1995 (Note 3)                 50,704           5,925          10,861
                                                           --------------  --------------  --------------

Intangible Assets:
    Intellectual Property, net of accumulated amortization
       of $4,147 at December 31, 1997, $1,048 at December
       31, 1996 and $1,771 at December 31, 1995  (Note 4)        156,848           7,948           8,563
    Organizational cost, net of accumulated amortization
       of $140,686 at December 31, 1997,$105,760 at
       December 31, 1996 and $70,754 at December 31, 1995         34,864          69,789         104,796
                                                           --------------  --------------  --------------

                                                                 191,712          77,737         113,359
                                                           --------------  --------------  --------------

Other Assets:
    Deposits                                                      10,414             300             300




       TOTAL ASSETS                                        $   2,227,677   $      85,527   $   1,349,080
                                                           ==============  ==============  ==============




    The accompanying Notes are an integral part of these financial statements

                                         HARVARD SCIENTIFIC CORP.
                                      (A DEVELOPMENT STAGE COMPANY)

                                        BALANCE SHEET (CONTINUED)

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       December 31,  December 31,  December 31,
                                                           1997          1996          1995
                                                         (Audited)     (Audited)     (Audited)
                                                       ------------  ------------  ------------

Current Liabilities:
   Accounts payable                                    $    26,370   $    36,625   $   105,791
    Accrued expenses (Note 5 & 11)                         131,694        20,329        84,380
    Bank overdraft                                               -           134             -
    Obligation under capital lease - current (Note 3)       16,979             -             -
    Due to related parties                                       -       190,860       406,881
    Note payable to related parties (Notes 6 and 7)              -        37,275        67,675
    Debentures payable - Convertible (Note 11)           2,800,000             -             -
    Note payable - Convertible (Note 6)                          -       250,000             -
                                                       ------------  ------------  ------------
      Total Current Liabilities                          2,975,043       535,223       664,727
                                                       ------------  ------------  ------------
Long-Term Liabilities:
    Obligation under capital lease - non-current             6,317             -             -
      (Note 3)                                         ------------  ------------  ------------

Stockholders' Equity:
    Common Stock, $.001 par value; 100,000,000 shares
      authorized; 33,441,373, 9,883,129 and 8,749,125
      shares issued and outstanding at December 31, 1997,
      December 31, 1996 and December 31, 1995,
      respectively (Note 1)                                 33,441         9,883         8,749
    Additional paid-in capital                           8,694,904     3,206,207     1,902,445
    Deficit accumulated during the development stage    (9,482,027)   (3,665,786)   (1,226,841)
                                                       ------------  ------------  ------------
      Total Stockholders' Equity                          (753,682)     (449,696)      684,353
                                                       ------------  ------------  ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,227,677   $    85,527   $ 1,349,080
                                                       ============  ============  ============




    The accompanying Notes are an integral part of these financial statements

                                         HARVARD SCIENTIFIC CORP.
                                      (A DEVELOPMENT STAGE COMPANY)

                                        STATEMENTS OF OPERATIONS

                                                                                   1/13/87
                                                                                  (Inception)
                                        December 31,  December 31,  December 31,      to
                                           1997          1996          1995        12/31/97
                                         (Audited)     (Audited)     (Audited)    (Unaudited)
                                        ------------  ------------  ------------  ------------

Net Sales                               $         -   $   181,000   $         -   $   187,387
Cost of  Sales                                    -       216,870             -       221,557
                                        ------------  ------------  ------------  ------------
     Gross Profit                                 -       (35,870)            -       (34,170)
                                        ------------  ------------  ------------  ------------
Operating Expenses:
   General and administrative expenses    2,295,337     1,244,272       434,320     4,336,207
   Research and development (Note 7)      1,374,675       109,553       194,965     1,803,559
   Depreciation and amortization            515,213        41,472        39,550       635,847
                                        ------------  ------------  ------------  ------------
     Total Operating Expenses             4,185,225     1,395,297       668,835     6,775,613
                                        ------------  ------------  ------------  ------------
     Loss from Operations                (4,185,225)   (1,431,167)     (668,835)   (6,809,783)
                                        ------------  ------------  ------------  ------------
Other Income (Expense):
   Settlements (Note 10)                   (220,816)     (494,813)            -      (715,629)
   Interest Income                            1,168             -             -         1,565
   Dividend Income                           51,453             -             -        51,453
   Interest Expense                      (1,462,821)     (512,964)       (7,620)   (1,985,133)
   Loss on disposition of marketable
     securities                                   -             -             -       (24,500)
                                        ------------  ------------  ------------  ------------
     Total Other Income and Expense      (1,631,016)   (1,007,777)       (7,620)   (2,672,244)
                                        ------------  ------------  ------------  ------------
Net Loss                                $(5,816,241)  $(2,438,944)  $  (676,455)  $(9,482,027)
                                        ============  ============  ============  ============
Loss per Common Share                   $     (0.36)  $     (0.27)  $     (0.29)  $     (0.56)
                                        ============  ============  ============  ============

Weighted Average Shares Outstanding
  (Note 2)                               16,352,816     9,040,685     2,333,703    17,077,159
                                        ============  ============  ============  ============

   The accompanying Notes are an integral part of these financial statements.


                                         HARVARD SCIENTIFIC CORP.
                                      (A DEVELOPMENT STAGE COMPANY)


                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                     TO DECEMBER 31, 1997 (UNAUDITED)


                                                Restated                        Deficit
                                              Common Stock        Additional     From
                                        ------------------------    Paid-in     Inception
                                          Shares       Amount       Capital      To Date       Total
                                        -----------  -----------  -----------  -----------  -----------
Issuance of shares for cash on
    January 13, 1987 (inception)           103,000   $      103   $    2,097   $        -   $    2,200

Issuance of shares for cash,
    net of offering costs                   51,000           51       19,223            -       19,274

Issuance of shares for services            146,000          146            -            -          146

Issuance of shares to acquire
    Grant City Corporation                  50,000           50       39,827            -       39,877
                                        -----------  -----------  -----------  -----------  -----------
Balance December 31, 1993                  350,000          350       61,147            -       61,497

Issuance of shares to effect a
    four-for-one split                   1,050,000        1,050       (1,050)           -            -

Issuance of shares for
    intellectual property rights         4,196,000        4,196            -            -        4,196

Issuance of shares for
    corporation property rights            394,000          394       24,231            -       24,625

Issuance of shares for fees
    and services                         1,045,000        1,045       96,893            -       97,938

Issuance of shares for cash,
    net of offering costs                  393,500          393      353,757            -      354,150

Adjustment of shares to effect a
    four-for-one reverse split          (5,571,375)      (5,571)       5,571            -            -

Cumulative (loss) from inception
    to December 31, 1994                         -            -            -     (550,386)    (550,386)
                                        -----------  -----------  -----------  -----------  -----------
Balance December 31, 1994                1,857,125        1,857      540,549     (550,386)      (7,980)






   The accompanying Notes are an integral part of these financial statements.


                                         HARVARD SCIENTIFIC CORP.
                                      (A DEVELOPMENT STAGE COMPANY)

                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                     TO DECEMBER 31, 1997 (UNAUDITED)
                                               Restated                         Deficit
                                              Common Stock        Additional     From
                                        ------------------------    Paid-in     Inception
                                          Shares       Amount       Capital      To Date       Total
                                        -----------  -----------  -----------  -----------  -----------
December 31, 1994 balance forward        1,857,125        1,857      540,549     (550,386)      (7,980)

Issuance of shares for fees
    and services                           553,500          553      530,796            -      531,349

Issuance of shares at par value for
    intellectual property rights         6,138,500        6,139            -            -        6,139

Issuance of shares for cash,
    net of offering costs                  200,000          200      831,100            -      831,300

Net (loss) for the year ended
    December 31, 1995                            -            -            -     (676,455)    (676,455)
                                        -----------  -----------  -----------  -----------  -----------
Balance December 31, 1995                8,749,125        8,749    1,902,445   (1,226,841)     684,353

Issuance of shares for services            255,000          255       59,828            -       60,083

Issuance of shares in conversion of debt   310,254          310      249,690            -      250,000

Issuance of shares for legal settlement    568,750          569      494,244            -      494,813

Discount on 7% Convertible Debentures            -            -      500,000            -      500,000

Net (loss) for the year ended
    December 31, 1996                            -            -            -   (2,438,945)  (2,438,945)
                                        -----------  -----------  -----------  -----------  -----------
Balance December 31, 1996                9,883,129        9,883    3,206,207   (3,665,786)    (449,696)

Issuance of shares for cash,
    net of offering costs                  250,000          250      124,750            -      125,000

Issuance of shares for fees
    and services                         1,270,000        1,270            -            -        1,270

Discount on 6% Convertible Debentures            -            -    1,250,000            -    1,250,000

Net (loss) for the Quarter ended
    March 31,1997                                -            -            -   (3,140,868)  (3,140,868)
                                        -----------  -----------  -----------  -----------  -----------
Balance March 31, 1997                  11,403,129   $   11,403   $4,580,957  $(6,806,654) $(2,214,294)
                                        ===========  ===========  ===========  ===========  ===========


   The accompanying Notes are an integral part of these financial statements.


                                         HARVARD SCIENTIFIC CORP.
                                      (A DEVELOPMENT STAGE COMPANY)


                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                     TO DECEMBER 31, 1997 (UNAUDITED)

                                                 Restated                          Deficit
                                               Common Stock         Additional      From
                                        --------------------------    Paid-in      Inception
                                           Shares        Amount       Capital       To Date        Total
                                        ------------  ------------  ------------  ------------  ------------
March 31, 1997 balance forward           11,403,129   $    11,403   $ 4,580,957   $(6,806,654)  $(2,214,294)

Issuance of shares for fees and services  6,172,000         6,172             -             -         6,172

Issuance of shares in conversion of debt    450,000           450       133,300             -       133,750

Net (loss) for the Quarter ended
    June 31, 1997                                 -             -             -    (1,266,233)   (1,266,233)
                                        ------------  ------------  ------------  ------------  ------------
Balance June 30, 1997                    18,025,129      $ 18,025   $ 4,714,257   $(8,072,887)  $(3,340,605)

Issuance of shares in conversion of debt  1,446,325         1,446     1,275,133             -     1,276,579

Issuance of shares for fees and services    144,000           144             -             -           144

Net (loss) for the Quarter ended
    September 30, 1997                            -             -             -      (180,075)     (180,075)
                                        ------------  ------------  ------------  ------------  ------------
Balance September 30, 1997               19,615,454      $ 19,615   $ 5,989,390   $(8,252,962)  $(2,243,957)

Issuance of shares in conversion of debt  2,375,919         2,376       985,789             -       988,165

Issuance of shares for fees and services  8,300,000         8,300       537,100             -       545,400

Issuance of shares in legal settlement    1,150,000         1,150       439,075             -       440,225

Issuance of shares for intellectual
    property                              2,000,000         2,000             -             -         2,000

Receivable due from related parties
    reflecting the sale of stock Rule 16(b)       -             -       410,016             -       410,016

Receivable due from related parties               -             -       333,535             -       333,535

Net (loss) for the Quarter ended
    December 31, 1997                             -             -             -    (1,229,065)   (1,229,065)
                                        ------------  ------------  ------------  ------------  ------------
Balance at year end December 31, 1997    33,441,373   $    33,441   $ 8,694,904   $(9,482,027)  $  (753,682)
                                        ============  ============  ============  ============  ============

   The accompanying Notes are an integral part of these financial statements.

                                          HARVARD SCIENTIFIC CORP.
                                      (A DEVELOPMENT STAGE COMPANY)

                                         STATEMENTS OF CASH FLOWS

                                                                Year ended                   1/13/87
                                                                December 31                (Inception)
                                                ----------------------------------------       to
                                                     1997          1996          1995       12/31/97
                                                  (Audited)     (Audited)     (Audited)    (Unaudited)
                                                ------------  ------------  ------------  ------------
Reconciliation of Net Loss to Net Cash
   Used in Operating Activities:

Net Loss                                        $(5,816,241)  $(2,438,944)  $  (676,455)  $(9,482,027)
                                                ------------  ------------  ------------  ------------
Adjustments to Reconcile Net Loss to
   Net Cash Provided by (Used in)
   Operating Activities:

   Book value of assets sold                              -         6,483             -         6,483
   Loss on disposition of marketable securities           -             -             -        24,500
   Depreciation and amortization                     46,464        41,472        39,550       167,098
   Amortization of Debt Issuance cost               468,750             -             -             -
   Issuance of stock for director's fees
     and services                                   560,399       485,129        71,974     1,249,774
   Issuance of stock for Property Rights              2,000             -             -             -
   Issuance of stock in legal settlement            301,041       494,813             -       795,854
   Discount on Convertible Debentures             1,250,000       500,000             -     1,750,000
   Interest Expense converted to Stock               86,878             -             -        86,878
   (Increase) decrease in assets:
     Prepaid expenses                                 1,565        (1,565)       38,281             -
     Deposits/Retainers                             (45,496)            -             -       (45,796)
     Other Assets                                         -             -             -             -
   Increase (decrease) in liabilities:
     Accounts payable                               (31,597)      (69,116)      100,962         5,027
     Accrued expenses                               124,091       (64,051)       82,779       144,419
     Due to related parties                        (394,600)     (216,021)      303,951      (203,740)
                                                ------------  ------------  ------------  ------------
            Total Adjustments                     2,369,496     1,177,144       637,497     3,980,498
                                                ------------  ------------  ------------  ------------
Net Cash Used in Operating Activities:          $(3,446,746)  $(1,261,800)  $   (38,958)  $(5,501,530)
                                                ============  ============  ============  ============
Cash Flows from Investing Activities:
   Cash from sale (purchase) of equipment           (53,217)       (7,400)            -       (78,114)
   Cash from sale (purchase) of Intellectual Right (150,000)            -             -             -
   Capitalized organization costs                         -             -             -      (150,924)
                                                ------------  ------------  ------------  ------------
    Net Cash Used in Investing Activities:         (203,217)       (7,400)            -      (229,038)
                                                ------------  ------------  ------------  ------------
Cash Flows from Financing Activities:
   Proceeds from issuance of capital stock,
    net of offering costs                           125,000             -       831,300     1,371,946
   Proceeds from debt converted to capital stock          -       250,000             -       250,000
   Proceeds from debt, net of costs                  23,295       251,100        80,719       438,739
   Proceeds from debentures, net of costs         4,375,000             -             -     4,375,000
   Principal payments on debt                             -       (31,500)      (74,319)     (128,169)
                                                ------------  ------------  ------------  ------------
    Net Cash Provided by Financing
        Activities                                4,523,295       469,600       837,700     6,307,516
                                                ------------  ------------  ------------  ------------
Net Increase (Decrease) in Cash                     873,333      (799,600)      798,742       576,949

Cash at beginning of period                            (134)      799,466           724             -
                                                ------------  ------------  ------------  ------------
Cash at end of period                           $   873,199   $      (134)  $   799,466   $   576,949
                                                ============  ============  ============  ============



   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995



NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION

NATURE OF BUSINESS:
Harvard Scientific Corp. (the "Company") is a development stage company. The Company's primary business operations consist of development, commercialization, marketing, and distribution of products relating to prostaglandin/microsphere delivery and the manner in which the product is applied in treating 1) male sexual dysfunction, impotency and sexual enhancement, and 2) for the treatment of Psoriasis. The Company has preliminary data available, indicating the possible benefits of such a therapy for both products. The Company is a development stage enterprise as defined by FASB No. 7. "Accounting and Reporting by Development Stage Enterprises".


On February 13, 1996, the Company received an assignment of an application for a patent entitled "PGE1 Containing Lyophilized Liposomes For Use In The Treatment of Erectile Dysfunction", and identified as United States Application No. 08/573,408 ("LLPGE-1"). US Patent No. 5,718,917 was issued February 17, 1998.
The assignment was made by the holder of the application, Bio-Sphere Technology, Inc. ("BTI"), a majority shareholder as of December 31, 1997.

The Company plans to focus on LLPGE-1 Erectile Dysfunction to bring the product to the marketplace. In May 1996, the Company submitted an Investigational New Drug ("IND") application to the Federal Food & Drug Administration ("FDA") and has concluded its Phase I clinical trial. The results of the Phase 1 clinical trial are under review by the FDA. Upon the FDA's approval of the clinical study of Phase I, the Company will proceed to a Phase II trial.

On November 20, 1997, the Company received the Intellectual Property Rights to Prostaglandin E1 Lyophilized ("LLPGE-1") Liposomes for the use of treatment of Psoriasis from BTI. This is in a special lotion base and delivery system which is proprietary. The Investigational New Drug Number ("IND" No. 54,669) has been issued to Harvard Scientific from the FDA Division of Dermatology and Dental Drug Products for this topically applied skin treatment product for psoriasis called PsoriClear. A Protocol is currently under development with the FDA for Phase I trials.

ORGANIZATION:
The Company was incorporated under the laws of the State of Nevada on January 13, 1987, under the name of Witch Doctors Bones, Inc. On August 12, 1987, the Company qualified a public offering under Rule 504 of Regulation D of the Securities Act of 1933, as amended, with the Secretary of State of Nevada. On June 17, 1988, the Company changed its name to Carey Ward, Inc. On October 18, 1993, the Company acquired Grant City Corporation by merger and changed its name to Grant City Corporation. On January 18, 1994, the Company changed its name to The Male Edge, Inc. On May 10, 1994, the Company changed its name to Harvard Scientific Corp.

The Company has 100,000,000 shares of common stock authorized with 33,441,373 shares issued and outstanding as of December 31, 1997, 9,883,129 issued and outstanding on December 31, 1996 and 8,749,125 shares issued and outstanding on December 31, 1995. BTI owned approximately 22%, 63% and 78% of the Company's shares on December 31, 1997, December 31, 1996 and on December 31, 1995, respectively. Jackie R. See M.D. is Director of the Company, and is a controlling person of BTI.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995

The Company's recent registration under the Securities Act of 1933, of its common stock, issuable upon conversion of its 6% convertible debentures, was declared effective on August 14th, 1997.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATIONAL COSTS:
Organization costs are being amortized over a five-year period using the straight-line method. Also see the discussion contained in Note 7.

EQUIPMENT:
Equipment is stated at cost. Depreciation is incorporated on a double declining balance basis over a period of 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in expense. See Note 3.

USE OF ESTIMATES:
In order to prepare the financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions that affect certain reported accounts and disclosures. Actual results could differ from these estimates.

INTELLECTUAL PROPERTIES:
The costs of intellectual properties are amortized using the straight-line method over a period of fifteen years. See Note 4.

EARNINGS PER SHARE:
The earnings per share calculations were based on the weighted average number of shares outstanding during the period: 16,352,816 for the year ending December 31, 1997, 9,040,685 for the year ending December 31, 1996 and 2,333,703 shares for the year ending December 31, 1995, and 17,077,159 shares outstanding from inception to December 31,1997.

During 1997, Company entered into an agreement with a 6% Debenture holders (see
Note 11 & 13), allowing for the conversion of the debenture on demand. At December 31, 1997, the Company had an outstanding debt balance with the debenture holders of $2,800,000 plus accrued interest of $131,694. On December 31, 1997, if the debenture holders chose to convert their debenture to common stock, the converted balance would have calculated to an additional 10,013,843 shares of common stock issued, or a loss per share of $.20. Fully dilutive earnings per share are not reflected because they are anti-dilutive.

INCOME TAX:
Because of losses sustained since inception, no provision has been made for income tax.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995


NOTE 3 - EQUIPMENT & LEASEHOLD IMPROVEMENTS

Equipment and building improvements consists of the following:


                                              December 31, 1997    December 31, 1996     December 31, 1995
                                                  (audited)            (audited)             (audited)
                                             --------------------------------------------------------------
Equipment & Leasehold Improvements                 $  2,634             $  9,416              $ 17,498
Less: accumulated depreciation                       11,930                3,491                 6,637
                                             ----------------------------------------------------------------
  Total Net Equipment & Leasehold                  $ 50,704             $  5,925              $ 10,861
    Improvements                             ----------------------------------------------------------------

In April 1997, the Company entered into an agreement for the lease of equipment used in the process of sizing Liposomes which the Company uses in the delivery of the Prostaglandin E-1. The total lease amount of $32,893 is to be paid over 24 months. The Company records the lease as a capital lease amortizing payments over the life of the lease.

During December 1996, the Company established its corporate headquarters in Reno, Nevada. In November 1997, the Company established the world headquarters in Lake Mary, Florida. The Company has reduced its need for certain equipment and leasehold improvements because the Company currently does not own manufacturing equipment for its product. The product has been and will continue to be manufactured by third-party manufacturers according to the Company's specifications.


NOTE 4 - INTELLECTUAL PROPERTIES

On January 7, 1994, the Company exchanged 2,856,000 shares of common stock with BTI for the intellectual rights to patent, develop, manufacture, and market the LLPGE-1 for the treatment of male erectile dysfunction, impotency and sexual enhancement. The Company recorded the transfer of intellectual properties at the par value of stock transferred, which amounted to $2,856. BTI's largest shareholder, Dr. Jackie See M.D., the inventor of the Lyophilized Liposomal LLPGE-1, holds a 2% royalty interest on the sale of products.

On November 16, 1995, the Company exchanged 6,138,500 shares of common stock with BTI for assistance in raising working capital and patent application and for management assistance and distribution agreements associated with the LLPGE-1 product. The Company recorded the transfer at the par value of stock transferred, which amounted to $6,139.

During 1996, the Company expensed the unamortized cost of acquiring technology relating to the development of an HIV home test kit. The Company, which originally acquired the rights in exchange for 335,000 shares of common stock, ceased product development in connection with a settlement accrued in 1995 (Note
10).

On November 20, 1997, the Company agreed to exchange 2,000,000 shares of common stock plus $150,000 to BTI for the Intellectual Property Rights to Prostaglandin E1 Lyophilized Liposomes for the use of treatment of Psoriasis (see Note 1). The Company recorded the transfer at the par value of stock transferred, which amounted to $2,000, plus $150,000. BTI is to receive a 3% override on royalties.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995


NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:


                                December 21, 1997    December 31, 1996     December 31, 1995
                                    (Audited)             (Audited)             (Audited)
                                ---------------------------------------------------------------
Interest on notes and
  debentures                    $     131,694        $        9,649        $            -
Accrued payroll & payroll taxes             -                10,680                33,680
Settlement costs (Note 10)                  -                     -                50,000
Transfer fee                                -                     -                   700
                                ---------------------------------------------------------------

                                $     131,694        $       20,329        $       84,380
                                ---------------------------------------------------------------

Also see Notes 11 for interest on debentures.

NOTE 6 - NOTES PAYABLE

The Company had the following notes payable:


                                              December 21, 1997  December 31, 1996   December 31, 1995
                                                  (Audited)          (Audited)           (Audited)
                                              ---------------------------------------------------------
8% note, payable to former director on
demand, unsecured (Note 7)                    $          -       $     37,275        $     62,675
8% note, payable to related party on demand,
unsecured                                                -                  -               5,000
7% convertible debentures, convertible at
50% of the market price of the common stock              -            250,000                   -
on the day before the conversion date.
                                              ---------------------------------------------------------

                                              $          -       $    287,275        $     67,675
                                              ---------------------------------------------------------

In June 1996, the Company issued $500,000 worth of 7% convertible debentures to three non-US residents. The debentures were to be converted into shares of common stock in December 1996, at 50% of the current market value of the stock. By December 31, 1996, $250,000 of the debentures had been converted to equity. A total of $500,000 was reflected as a discount and recorded to interest expense and paid-in-capital in 1996. On June 12, 1997, an additional $125,000 was converted into 450,000 shares of common stock. On December 26, 1997, the balance of $125,000 was converted into 1,000,000 shares of common stock. See Note 10.


NOTE 7 - RELATED PARTY TRANSACTIONS

1. During 1994, 1995 and 1997, the Company entered into three significant transactions with related parties for the acquisition of intellectual rights, and for the provision of technological, management, fundraising and marketing assistance. Note 4 describes the valuation of these transactions.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995


2. On December 31, 1996, the Company had a payable to BTI of $183,535. The payable is related to costs incurred by BTI, on the Company's behalf, for consultation and rent, and for research and development of the LLPGE-1 product. During 1997, the Company incurred an additional payable of $150,000 to BTI for the Intellectual Property Rights to Prostaglandin E-1 Lyophilized Liposomes for the use of treatment of Psoriasis. See Note 4. During the year, BTI chose to convert the accounts payable balance of $333,535 as a contribution to additional-paid-in-capital.

3. During 1996, BTI advanced 200,000 of its shares on behalf of the Company as a subordinated loan agreement. The shares were loaned and are expected to be returned to BTI in 1998. At the time of the advance, the fair market value of the shares transferred was $500,000. During 1997, the Company advanced to BTI $500,000 in connection with this settlement and expects to collect this money when the 200,000 shares are returned to BTI in 1998.

4. In 1997, BTI, a major stockholder of the Company, received $352,305 from the sale of the Company's common stock that was subject to recapture by the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. In addition, in 1997, Dr. Jackie See, MD received $57,711 from the sale of the Company's common stock that was subject to recapture by the Company pursuant to Section 16(b). In 1997, a total of $410,016 was booked as a receivable from related parties/directors to reflect this recapture period.

5. At December 31, 1997, BTI owned approximately 22% of the Company's shares. Dr. Jackie See a Director of the Company and a controlling person of BTI. Jackie R. See M.D. is a Director of the Company.

6. In November 1997, the Company issued 4,000,000 shares of common stock to Thomas E. Waite, the President and Chairman of the Board, as a signing bonus. The transaction was recorded at par value.

7. As of December 31, 1996, the Company had a note payable with a former director (Note 6). The amount of accrued interest associated with the note at December 31, 1996 was $6,419. This note was paid in full on May 7th, 1997.

8. The Company often pays for services, fees, and salaries by issuing shares of common stock. Most of this stock issued for services must be held for investment to satisfy the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Rule 144 under the statute requires that such stock be held for a year, before it can be sold in accordance with rule 144.

    During 1997, the Company issued a total of 11,902,000 shares of common stock (restricted) to officers and directors of the Company for prior and current services rendered or signing bonuses. In addition, during 1997 the Company issued 4,284,000 shares of common stock (restricted) for services performed by outside consultants or scientists, and 500,000 shares of common stock (restricted) to an employee of the Company as a signing bonus. These shares were recorded at par value.

    All shares owned by Dr. Jackie See and Thomas E. Waite, have registration rights. These registration rights have been exercised and upon the registration statement becoming effective, although, there is no assurance that it will become effective, the shares can be sold in accordance with the Securities Act of 1933, subject to state securities.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995


Also see discussions regarding intellectual properties, agreements, and subsequent events in Notes 4, 9, and 13.


NOTE 8 - INCOME TAXES

The Company has federal net operating loss carryforwards for financial statement purposes of approximately $7,000,000 at December 31, 1997, which will be used to offset future earnings of the Company. The loss carryforwards will expire during the years ending 2002 through 2012 if not used.


NOTE 9 - AGREEMENTS

1. In conjunction with the agreement of November 16, 1995, between BTI and the Company (Note 4), BTI transferred three agreements to the Company related to the manufacture, marketing, and distribution of the LLPGE-1 product overseas. In 1996, the Company terminated two of these agreements for nonperformance and the third agreement was terminated by mutual consent.

2. On November 3, 1995, BTI entered into an agreement with a European licensor, Pharma Maehle ("Pharma"), whereby Pharma was to establish the European market for the Company's erectile dysfunction product to develop, manufacture, sell, practice and exploit the use of the Company's proprietary license technology. In February 1996, an amendment to the agreement was signed to reflect the transfer of said agreement from BTI to the Company. On March 20, 1996, Section 19.0 (Entire Agreement) was amended to better express the intent of the parties. On December 30, 1996, the Company notified Pharma in writing that it was terminating the agreement for breach of contract and the implied covenant of good faith and fair dealing inherent in all contracts by failing to exercise reasonable diligence to exploit the technology and patent rights. On January 13, 1997, the Company signed a Letter of Understanding with Pharma, whereby the parties would consider working out a formal agreement settling their disputes after seeking advice from legal counsel. The agreement was to be accomplished within 10 working days from January 13, 1997. Unable to do so, the Company again notified Pharma of it's intent to terminate any and all agreements with Pharma referencing previous termination notices. Pharma contends the various notices of termination were withdrawn or ineffective and the agreement is enforceable. However, the Company believes they have rightfully terminated the agreement with Pharma, who has been and continues to be in breach of the agreement in any event. The validity of the agreement is currently in dispute. See Note 13.

3. On April 2, 1997, the Company entered into a consulting agreement with David E. Jordan for the provision of financial public relations and other services. Under this agreement, Mr. Jordan was entitled to receive 200,000 shares of Common Stock (which Mr. Jordan and parties related to Mr. Jordan received), as well as a monthly fee of $8,000. In addition to the monthly fee, he was to receive all agency fees which public relations and/or advertising firms receive when preparing material or placing advertising. On June 6, 1997, an additional 1,000,000 shares of Common Stock were issued to Mr. Jordan and parties related to Mr. Jordan. The Company terminated the consulting agreement on June 17, 1997 and cancelled the 1,000,000 shares that had been issued to Mr. Jordan and parties related to Mr. Jordan.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995


4. On December 1, 1997, the Company renegotiated the consulting agreement with Martin E. Janis & Company, Inc. ("Janis"), dated December 13, 1996, whereby Janis, a public relations agency, is to carry out an extensive financial promotional program including public relations for the Company, in exchange for 500,000 shares of the Company's (restricted) common stock plus a fee of $5,000 a month for a period of one year beginning December 1, 1997. The Company recorded the shares at par value.

5. On August 4, 1997, the Company entered into a consulting agreement with Dr. Lorenz M. Hofmann, Ph.D. ("Hofmann"), whereby Hofmann is to lead the clinical development program for liposomal Prostaglandin E-1 for the treatment of male erectile dysfunction. The Company has agreed to pay Hofmann $15,000 per month plus 500,000 shares of (restricted) common stock. The stock was recorded at par value.

6. On August 1, 1997, the Company entered into a consulting agreement with Dr. Irwin Goldstein, M.D. ("Goldstein"), whereas the Company has agreed to pay Goldstein $10,000 upon signing the agreement and $4,000 per month until March 1, 1999. Goldstein is a Professor of Urology and is assisting the Company through the required FDA stages in bringing the LLPGE-1 product to the marketplace. At December 31, 1997, the Company had paid Goldstein $34,000.

7. On July 15, 1997, the Company entered into a consulting agreement with Scopes-Garcia-Carlisle Advertising, Inc. ("Scopes"), whereby Scopes will provide professional advertising and marketing, and a public relations promotion plan to help promote the Company's sale of it's product(s) and stock, in exchange for a fee of $3,000 per month beginning August 15, 1997. The agreement expires January 15, 1998.

8. On March 19, 1997, and again on May 15, 1997, the Company entered into an agreement with Alexander H. Walker, Jr. ("Walker"), former General Counsel, Director and Officer of the Company. Walker was retained as General Counsel as to all legal matters for the Company. In addition, he was to prepare or supervise the preparation of Securities and Exchange Commission filings, contracts and agreements. Walker was to receive $15,000 per month plus the issuance of common stock shares of the Company of up to 1,000,000 shares prorated over a three year period. In 1997, Walker received $231,678 and issued to himself 1,052,000 shares of common stock. The shares transferred were recorded at par value. In December 1997, the Company terminated all agreements with Walker requesting all records, documents, agreements, the corporate minute book, etc. be turned over to the Company immediately. See
    Note 13.

9. On November 6, 1997, the Company renegotiated the consulting agreement with I.W. Miller & Co. ("Miller") dated September 18, 1997, whereby Miller will provide investor relation consulting services for the Company for a one year term beginning September 18, 1997 expiring September 17, 1998, in exchange for 400,000 shares of the Company's common stock. All prior agreements with Miller have been terminated. The shares transferred were recorded at $537,500, the fair market value of the shares on the date the shares were transferred.

10. On November 17, 1997, the Company amended the consulting agreement with Kostech Data Corporation ("Kostech") dated December 31, 1996, whereby Kostech will establish and maintain an ongoing Internet based investor relations program including the reprint and republish of research material on wire service and media, in exchange for 100,000 shares of (restricted) common stock of the Company. The agreement expires December 9, 1998. The Company recorded the shares at par value.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995


11. The Company has the following office lease commitments at December 31, 1997:

    a. The Company occupies 5,428 square feet in Irvine, California where the Company maintains research & development laboratories. Rent of $6,242 is paid monthly the first year beginning April 17, 1997 and increasing to $6,514 in the second year expiring April 30, 1999.

    b. The Company occupies 2992 square feet in Lake Mary, Florida where the corporate headquarters and general operations of the Company are maintained. Rent of $4,268.58 is paid monthly beginning December 15, 1997 through December 31, 2000.

    c. The Company occupies 425 square feet in Reno, Nevada where all accounting operations are maintained. Rent of $425 is paid monthly beginning December 1, 1997 expiring May 3, 1998.


NOTE 10 - CONTINGENCIES

The Company is a party in certain pending or threatened legal, governmental, administrative, or judicial proceedings that arose in the ordinary course of business. The following includes a list of current pending or threatened proceedings, which are believed not to affect the financial position of the Company in a material way at this time:

    a. In a letter dated August 29, 1997, Vivus, Inc. ("Vivus") asserted that the Company's product and method for the treatment of male erectile dysfunction infringed on a patent held by Vivus. On September 16, 1997, the Company responded advising Vivus that they did not infringe on such patent, identifying those claim limitations which were not present in the Company's product and method. On September 19, 1997, Vivus again reiterated its claim of infringement against the Company.

           On October 1, 1997, the Company filed a complaint for declaratory judgement of non-infringement of the patent, in the United States District Court for the District of Nevada. Vivus filed a motion asking for dismissal of the Company's declaratory judgement action on the basis that there is no infringement and, therefore, no actual controversy. Vivus now asserts that its allegation of infringement was premature because the Company's use of its product and method for treating erectile dysfunction is limited to FDA clinical trials which is a non-infringing use under the patent laws. The Company has opposed Vivus' motion to dismiss on the basis that it has taken concrete steps toward the commercialization of its product and method and that Vivus' allegation of infringement is damaging the Company's ability to complete FDA clinical trials. A decision on the Vivus' motion has not been reached.

    b. On June 2, 1997, the Company became a defendant in an action filed in the Superior Court of the State of California, Los Angeles county, initiated by Cletus Cogdill, ("Cogdill") a shareholder of the Company. Cogdill alleges that he purchased the Company's common stock on March 17, 1994. At that time, Rule 144 under the Securities Act of 1933 required that such stock be held for two years, before it can be sold. The certificate was issued on June 17, 1994. On March 18, 1996, Cogdill completed form 144 in an attempt to sell his stock, although, according to the certificate date (June 17, 1994), the two years had not lapsed. On April 12, 1996 Cogdill completed a revised form 144 indicating the shares had been acquired in March 1994, and thereby should be issued new free-trading certificates. New certificates were approved and issued to Cogdill but were apparently lost in the mail. Two months later Cogdill sold his stock and due to the reduction in market share price during that time, he claims he lost value of approximately $45,000.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995


           Cogdill alleges that his stock certificate was improperly dated which caused him to improperly complete his Form 144, thereby causing his loss. In addition, Cogdill alleges the Company made misrepresentations, causing damages of $6,500, plus punitive damages. Cogdill had indicated he is willing to settle this matter for $30,000 and the Company countered his offer at $2,500.

           Although there can be no guarantee that the Company will prevail, the Company denies both generally and specifically each and every allegation in the complaint. The Company has filed a cross-complaint against Cogdill's brokerage firm for indemnity.

    c. On November 10, 1997, the Company became a defendant in an action filed in the District Court, Clark County, Nevada by Eric Savage ("Savage"). Savage alleges that the Company restricted Savage from selling his common stock in the Company and is seeking damages in excess of $1,260,000 plus attorney fees and costs. The Company denies liability and believes Savage has acknowledged he was not entitled to sell his stock free from restriction at a date earlier than he now contends. The Company further believes this matter should be the subject of binding arbitration. See Note 13.

The financial statements reflect the manner in which the Company has resolved certain litigations:

    a. The Company amicably settled an action with Thomas E. Waite & Associates regarding a contract under which Waite was to provide an array of business services. The Company issued 568,750 shares of common stock in settlement, which accrued in the December 31, 1996 financial statements at $494,813. On November 14, 1997, Thomas E. Waite became the Company's President and Chairman of the Board.

    b. The Company reached a mutual release regarding a Distribution Agreement, which provided for the manufacturing, marketing, and distribution of HIV test kits. The mutual release called for a $50,000 payment, which accrued during 1995 and was paid in full during the first quarter of 1996.

    c. The D. Weckstein & Co., Inc. ("Weckstein") lawsuit was settled on April 23, 1997, with the issuance of 35,000 shares of the Company's common stock to Weckstein. The Company filed an action for damages due to negligence and breach of contract by D. Weckstein and Co., Inc. and Donald Weckstein. The contract at issue was an agreement to obtain financing in exchange for Company stock. The Weckstein defendants subsequently filed a lawsuit in New York against the Company respecting the same contract, and asked for damages against a third party for tortuous interference with the contract.

    d. On February 6, 1997, Ailouros Ltd., regarding 7% Debenture held by it brought an action against the Company. On June 12, 1997, the Company reached a mutual settlement with Ailouros Ltd. converting the $125,000 principal amount of the 7% Debentures held by it into 450,000 shares of common stock.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995


    e. On October 20, 1997, 200,000 shares of the Company's common stock plus $10,000 was issued to Neil Armstrong, a former President & CEO of the Company, in settlement of a dispute regarding termination of employment.

    f. On October 27,1997, the Company became a defendant in a U.S. District Court action initiated by Wood Gundy ("Gundy"), a 7% debenture holder. On December 26, 1997, the Company reached an agreement with Gundy electing to convert the balance of $125,000 in 7% convertible debenture plus accrued interest of $14,384 into 1,000,000 shares of common stock of the Company. The Company recorded the shares at the fair market value of the common stock on the date of the agreement, amounting to $350,000. Approximately $210,600 was expensed to legal settlements.

    g. On March 17, 1997, a former officer of the Company, Rex Morden ("Morden"), filed an action against the Company for the failure to pay a Promissory Note due on demand. On May 15, 1997, the Company reached a settlement with Morden whereby the Company paid Morden $43,775.

    h. On December 3, 1997, the Company agreed to transfer 150,000 shares as payment in full of an outstanding debt of $90,225 owed to Pyramid Laboratories, Inc. ("Pyramid") by the Company for work performed on the PaGE1 project. The Company maintains a good relationship with Pyramid whereby Pyramid has agreed to perform a six-month stability study for the LLPGE-1 product.


NOTE 11 - CONVERTIBLE DEBENTURES

In March 1997, pursuant to a private placement, the Company (a) sold to one investor $5,000,000 principal amount of 6% Convertible Debentures (the "Debentures") due March 30, 1998 and (b) received a commitment from that investor, subject to various conditions, to purchase additional Debentures in the aggregate principal amount of up to $10,000,000 in two tranches of $5,000,000 each, also to be due March 30, 1998. The Debentures are convertible into shares of common stock at the lesser of the market price on March 21, 1997 or 80% of the market price on the conversion date. Market price is defined as the average closing bid of the common stock on the five (5) days immediately preceding March 21, 1997 or the actual conversion date. The Company has the right to require, by written notice to the holder of this debenture at any time on or before ten days prior to the maturity date, that the holder of this debenture exercise its right of conversion with respect to all or that portion of the principal amount and interest outstanding on the maturity date. See Note 12 and Note 13.

Issuance costs of $625,000 related to the first $5,000,000 principal amount of 6% Convertible Debentures sold in March 1997 were deferred and are being amortized on a straight-line basis through March 30, 1998. At December 31, 1997, $2,200,000 of the Debenture plus $63,744 interest on the Debenture had been converted into 2,822,244 shares of common stock of the Company. The balance due on the Convertible Debenture at December 31, 1997 is $2,800,000 plus accrued interest of $131,694. At the time of issuance, the Company accounted for the 20% discount to market of $1,250,000 as additional interest expense and paid-in-capital.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995



NOTE 12 - UNCERTAINTY - GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional equity capital and through the sale of its products. If additional capital is not secured, then there is substantial doubt about the Company's ability to continue as a going concern.

See Note 13 regarding subsequent funding agreements arranged by the Company and also the subsequent sale of stock by the Company.


NOTE 13 - SUBSEQUENT EVENTS

1. On January 2, 1998, the Company filed a request for an injunction against Nevada Agency & Trust & Co., the Company's transfer agent, to relinquish all records of the Company to a newly appointed transfer agent located in Salt Lake City, Utah. The Company was granted the injunction and the records were transferred to the new transfer agent on January 6, 1998.

2. On January 6, 1998, the investor who purchased the initial $5,000,000 principal amount of 6% Convertible Debentures in March 1997, served a conversion notice for the sum of $250,000 of the principal amount plus $11,917 of interest expense. The conversion at 80% of market price resulted in the issuance of 1,036,064 shares of common stock to the investor. The debenture balance after this conversion is $2,550,000 plus accrued interest.

    On January 28, 1998, the investor of the 6% Convertible Debenture gave notice to the Company to convert into common stock $250,000 of principal plus interest calculated at $12,863. The conversion calculated at 80% of the market price, calls for the transfer of 525,726 shares of common stock to the investor. The Company has not honored this request (see below).

    On January 29, 1998, again the investor of the 6% Convertible Debenture gave notice to the Company to convert into common stock $250,000 of principal plus interest calculated at $12,904. The conversion calculated at 80% of the market price, calls for the transfer of 486,859 shares of common stock to the investor. The Company has not honored this request (see below).

    On or about February 3, 1998, The Company filed an action against the 6% debenture holder, Springrange Investment Group, Ltd., ("Springrange"), arising out of the Securities Purchase Agreement executed on or about March 21, 1997. The Company alleges that Springrange has breached its representations under the agreement by taking a short position and otherwise manipulating the price of the Company's common stock. The Company is seeking to recover its damages arising from Springrange's breach of contract and misrepresentations. The Company will not be honoring any request by Springrange to convert the debenture balance into common stock until this matter has been resolved. See Note 11.

    On February 18, 1998, Springrange filed a motion to dismiss the Complaint and to enjoin the financing transaction entered into between the Company and Thomas E. Waite and Dr. Jackie See formally announced publicly on or about January 15, 1998 (see below). Springrange also seeks injunctive relief requiring the Company to deliver shares of common stock pursuant to notices of conversion filed in January 1998 (see above). The Company will oppose the motion and requested injunctive relief. A hearing on the motion is scheduled in March 1998.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995


3. Effective February 2, 1998, the Company approved a 1 for 10 reverse stock split. Shares outstanding went from 34,477,437 on February 1, 1998 to 3,447,769 just after the split. The Company is moving forward with a strategic plan designed to facilitate marketing of its products in a manner which is consistent with enhancing its corporate image and further increasing shareholder value.

4.  A financing agreement dated January 13, 1998, as amended on February 3,
    1998 was entered into between Dr. Jackie R. See, Thomas E. Waite and the Company for the funding of the Company up to $10,000,000. The agreement as so amended, calls for initial funding of $5,000,000 in exchange for 1,580,278 shares of common stock, with registration rights, calculated at $3.164 per share (the average closing bid price per share of the common stock for the 10 days ending January 12, 1998, and adjusted for the 1 for 10 reverse split effective February 2, 1998). This initial funding was effected on February 3, 1998 by the delivery of a check for $7,901.39 and Promissory Notes to March 31, 1999 in the principal amount of $2,492,098.61 from each of Dr. See and Mr. Waite. Subsequent funding is at the discretion of the investors and can be purchased in tranches of $500,000 to $2,000,000 up to an aggregate of $10,000,000, including the initial funding, prior to April 1, 1999. The future funding price is $6.328 per share for the next $2,500,000 and $12.626 per share for the last $2,500,000 (as adjusted to reflect the 1 for 10 reverse stock split effective February 2, 1998). Dr. Jackie R. See and Mr. Thomas E. Waite are Directors of the Company. Thomas
    E. Waite is also President and Chief Executive Officer of the Company. On February 3, 1998, the Company issued 790,139 shares to each Dr. Jackie See, M.D. and Thomas E. Waite in connection with this private placement.

5. In January 1998, BTI, a major stockholder of the Company, received $40,514 from the sale of the Company's common stock that was subject recapture by the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. In January 1998, $40,514 was booked as a receivable from related parties to reflect the recapture. See Note 7.

6. On February 6, 1998, a complaint was filed against the Company in the Third Judicial District Court in Salt Lake City, Utah, by Alexander H. Walker, Jr. ("Walker"), a former General Council, officer and director of the Company. Walker alleges two causes of action: 1) breach of contract by the Company with respect to his employment agreement, and 2) false representations allegedly made to Walker by the Company. Walker seeks damages in the amount of $420,000 for the breach of contract claim and unspecified damages for the alleged false representation claim. The time for the Company's response to the Complaint has not expired. However, the Company denies liability and anticipates the commencement of legal action against Walker to recover damages sustained by the Company as a result of Walker's failure to perform his responsibilities as general council for the Company and breaches of his fiduciary duties owed to the Company. The Company will also seek indemnity from Walker for damages it has sustained and settlements it has been forced to negotiate in other litigation.

7. On February 10, 1998, three new members were elected to the Board of Directors of the Company. Two of these members will serve as new independent Directors of the Company and the third will fill an existing seat vacated by the resignation of a previous director. The Company's Board of Directors currently consists of five members. Furthermore, the Company established an Independent Audit Committee and a Compensation Committee to assist in strengthening internal controls.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995


8. On February 23, 1998, the Company entered into a financing agreement with an independent investor ("Investor"), whereby the Investor is to provide financing of $600,000 to the Company in exchange for 200,000 shares of common stock of the Company. On the date of effectiveness of the registration of the 200,000 shares, which is to be accomplished by the Company as soon as practicable under the Securities Act of 1933, if the closing bid price of the Company's stock is less than $6.00 per share, the Investor is to receive additional shares calculated by taking the difference between (a) 600,000 divided by one-half the closing bid price on the date of registration and (b) 200,000. This difference in share calculation is still to be determined and is based on the date the registration statement is effective and the closing bid price on such date. In February 1998, the Company received $600,000 and issued 200,000 shares to the Investor.

9. On February 19, 1998, the Company renewed it's previous notices of termination and renoticed the termination of the licensing agreement with Pharma Maehle ("Pharma") and demanded binding arbitration under Nevada law of the existing disputes between the parties pursuant to the terms of the licensing agreement. The demand requires a response by Pharma no later than March 13, 1998. Should Pharma fail to respond by that date, the Company intends to request the Nevada District Court to compel the arbitration. See
    Note 9 regarding Pharma Licensing Agreement.

10. The Company has requested the Court to stay the State Court action pending binding arbitration in the action filed against the Company by Eric Savage (See note 10). The Company's request for arbitration is pending.

11. Due to the materiality of the subsequent event transactions listed in 3 and 6 above, the Company is disclosing the audited Balance Sheet at February 28, 1998, as follows:


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                     ASSETS
                                                                    FEBRUARY 28,
                                                                        1998
                                                                     (AUDITED)
                                                                   -------------
  CURRENT ASSETS:
      Cash and cash equivalents (Note 13 item 8)                   $  1,018,291
      Prepaid  expenses                                                  49,148
      Accounts receivable - directors (Note 13 item 4)                5,057,711
      Due From Related Parties  (Note 7 item 3 & 4, and Note 13
      item 5)                                                           892,819
      Deferred debt issue costs (Note 11)                                52,083
                                                                   -------------
          TOTAL CURRENT ASSETS                                        7,070,052
                                                                   -------------
  EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
      at cost, less accumulated depreciation of $14,329                  50,894
                                                                   -------------

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995


                        BALANCE SHEET (CONTINUED)
                    LIABILITIES & STOCKHOLDERS' EQUITY



  INTANGIBLE ASSETS:
      Intellectual Property, net of accumulated amortization of
      $6,043                                                            154,952
      Organizational cost, net of accumulated amortization of
      $147,598                                                           27,952
                                                                   -------------
                                                                        182,904
                                                                   -------------
  OTHER ASSETS:
      Deposits                                                           10,514
                                                                   -------------
         TOTAL ASSETS                                              $  7,314,364
                                                                   =============

                                                                        182,904
                                                                   -------------
  OTHER ASSETS:
      Deposits                                                           10,514
                                                                   -------------

         TOTAL ASSETS                                              $  7,311,775
                                                                   =============

  CURRENT LIABILITIES:
     Accounts payable                                              $     13,091
     Accrued expenses                                                   145,782
     Obligation under capital lease - current                            14,376
     Debentures payable - Convertible (Note 11)                       2,550,000
                                                                   -------------

         TOTAL CURRENT LIABILITIES                                    2,723,249
                                                                   -------------
  LONG-TERM LIABILITIES:
     Obligation under capital lease - non-current                         6,317
                                                                   -------------

  STOCKHOLDERS' EQUITY:
     Common Stock, $.01 par value; 100,000,000 shares authorized;
     5,238,022 shares issued and outstanding at February 28, 1998        52,380
     Additional paid-in capital                                      14,578,497
     Deficit accumulated during the development stage               (10,046,079)
                                                                   -------------


         TOTAL STOCKHOLDERS' EQUITY                                   4,584,798
                                                                   -------------


         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  7,314,364
                                                                   =============

                               RONALD D. SIMPKINS
                           CERTIFIED PUBLIC ACCOUNTANT





                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
   And Shareholders of
Harvard Scientific Corp.


I have audited the balance sheet of Harvard Scientific Corp. (A Development Stage Company) as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and have issued my opinion thereon dated March 5, 1998. Such financial statements and opinion are included in your 1997 Annual Report to Stockholders and are incorporated therein by reference. My examination also comprehended Supplemental Schedules V and VI of Harvard Scientific Corp. (A Development Stage Company). In my opinion, Schedules V and VI, when considered in relation to the basic financial statements, present fairly in all material respects the information shown therein.



Reno, Nevada
March 5, 1998

                                               HARVARD SCIENTIFIC CORP.
                                            (A DEVELOPMENT STAGE COMPANY)

                                              SUPPLEMENTAL DISCLOSURE

                                                   SCHEDULE V

                                         PROPERTY, PLANT AND EQUIPMENT
                                  For the Years Ended December 31, 1997 and 1996

                Column A                  Column B       Column C       Column D               Column E
     --------------------------------   -------------  -------------  -------------  ----------------------------
                                         Balance at                                  Other changes
                                         Beginning     Additions at                Reclassifications  Balance at
             CLASSIFICATION               of year          Cost        Retirements    Add (Deduct)   end of year
                                        -------------  -------------  -------------  -------------  -------------

December 31, 1997:

     Furniture and Equipment                   9,416         16,018              -              -         25,434
     Intellectual property                     8,995        152,000              -              -        160,995
     Leasehold and Leasehold improvements          -         37,199              -              -         37,199
                                        -------------  -------------  -------------  -------------  -------------
                  Total                 $     18,411   $    205,217   $          -   $          -   $    223,628
                                        =============  =============  =============  =============  =============



December 31, 1996:

     Furniture and Equipment                  11,682          7,399         (9,665)             -          9,416
     Intellectual property                    10,335              -         (1,340)             -          8,995
     Leasehold and Leasehold improvements      5,816              -         (5,816)             -              -
                                        -------------  -------------  -------------  -------------  -------------
               Total                    $     27,833   $      7,399   $    (16,821)  $          -   $     18,411
                                        =============  =============  =============  =============  =============

                                             HARVARD SCIENTIFIC CORP.
                                          (A DEVELOPMENT STAGE COMPANY)

                                            SUPPLEMENTAL DISCLOSURE

                                                 SCHEDULE VI
               ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                For the Years Ended December 31, 1997 and 1996

                Column A                  Column B       Column C       Column D               Column E
     --------------------------------   -------------  -------------  -------------  ----------------------------
                                         Balance at                                  Other changes
                                         Beginning     Additions at                Reclassifications  Balance at
             CLASSIFICATION               of year          Cost        Retirements    Add (Deduct)   end of year
                                        -------------  -------------  -------------  -------------  -------------

December 31, 1997:

     Furniture and Equipment                   3,491          4,288              -              -          7,779
     Intellectual property                     1,047          3,100              -              -          4,147
     Leasehold and Leasehold improvements          -          4,150              -              -          4,150
                                        -------------  -------------  -------------  -------------  -------------
                  Total                 $      4,538   $     11,539   $          -   $          -   $     16,077
                                        =============  =============  =============  =============  =============


December 31, 1996:

     Furniture and Equipment                   4,408          3,235         (4,152)             -          3,491
     Intellectual property                     1,771          2,067         (2,791)             -          1,047
     Leasehold and Leasehold improvements      2,228          1,163         (3,391)             -              -
                                        -------------  -------------  -------------  -------------  -------------
                  Total                 $      8,407   $      6,465   $    (10,334)  $          -   $      4,538
                                        =============  =============  =============  =============  =============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               The financial statements of the Company for the year ended December 31, 1997 included in this filing, have been audited by Ronald D. Simpkins, independent certified public accountant, as set forth in his report thereon appearing in Item 6. herein. The financial statements of the Company included for the years ended December 31, 1996 and 1995 have been audited by Dale McGhie, independent certified public accountant, as set forth in his report thereon appearing elsewhere herein. Both Mr. Simpkins' report and Mr. McGhie's report include an explanatory paragraph stating that, in light of the recurring losses suffered by the Company, its continued existence depends upon its ability to resolve its liquidity problems.

        On January 13, 1998, the Company's former accountant, W. Dale McGhie, was replaced by Ronald D. Simpkins, Certified Public Accountant, 1155 West Fourth Street, Suite 214, Reno, Nevada 89503, as the Company's independent accountant in connection with the financial statements for the year ended December 31, 1997. The Registrant's former accountant, W. Dale McGhie did not resign and did not decline to stand for reelection. The new management of the Registrant has determined that a change of auditor is in the best interest of the company, and therefore, the former accountant simply was replaced as of January 13, 1998. This decision to change accountants was recommended and approved by the Board of Directors. There were no disagreements with Mr. McGhie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to his satisfaction, would have caused Mr. McGhie to make reference to the subject matter of any such disagreements in connection with his reports. As required by
Item 304 of Regulation S-B reflecting disclosure of this change in accountants, on January 20, 1998, the Company filed a Form 8K and an amendment thereto on January 26, 1998.

        The Company's former accountant, Fair, Anderson & Langerman, was replaced by W. Dale McGhie, Certified Public Accountant, 1539 Vasser Street, Reno, Nevada 89502, on March 19, 1997, as the Company's independent accountant in connection with the financial statements for the year ended December 31, 1996. Fair, Anderson & Langerman did not resign and did not decline to stand for re-appointment. They were replaced because the Company's headquarters were moved to Reno, Nevada, where Mr. McGhie is located, from Las Vegas, Nevada, where Fair, Anderson & Langerman is located, and the Company believed that it would be more efficient and effective to use Mr. McGhie as a Reno-based accountant. The decision to change accountants was recommended and approved by the Board of Directors.

        Fair, Anderson & Langerman's report on the financial statements for the years ended December 31, 1995 and 1994 was presented on the assumption that the Company would continue as a going concern and was unqualified. Mr. McGhie in his report on the financial statements for the years ended December 31, 1996 and 1995 also made this assumption. There were no disagreements with Fair, Anderson & Langerman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to that firm's satisfaction, would have caused that firm to make reference to the subject matter of any such disagreements in connection with its reports. As required by item 304 of Regulation S-B, the Company filed a Form 8K on July 3, 1997 and an amendment thereto on July 28, 1997.

                                    PART III

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
(1) Instruments defining the rights of holders, incl. indentures: None during the time covered by this Form 10K-SB.
(2)     Voting trust agreements: None.
(3) Material Contracts: Incorporated by reference to Form 8K filed (b) below.
(4)     Statement re: computation of per share earnings: See Part II, Item 7.
(5) Annual or quarterly reports, Form 10-Q for the quarter ending September 30, 1997.
(6) Letter on change in certifying accountant: Incorporated by reference to the Form 8-K filed, see (b) below.
(7)     Letter on change in accounting principles: None.
(8)     Published report regarding matters submitted to vote: None.
(9)     Power of Attorney: None.
(10)    Additional Exhibits: None.

Reports on Form 8-K.
(1) Date of 8K report - March 19, 1997, filed July 3,1997 - Item No. 4. - Changes in Registrant's Certified Accountants.
(2)     Date of 8K/A report - March 19, 1997, filed July 28,1 997 - Item No. 4.
        - Amended - Changes in Registrant's Certified Accountants.
(3)     Date of 8K report - October 1, 1997, filed October 31, 1997 - Item No.
        5. - Other Events, Infringement on Patent by Vivus.
(4)     Date of 8K report - December 24, 1997, filed December 31, 1997- Item No.
        6. - Resignation of Registrant's Director Alexander Walker Jr.
(5)     Date of 8K report - January 15, 1998, filed January 20, 1998 - Item No.
        4. - Changes in Registrant's Certified Accountants.
(6) Date of 8K/A report - January 24,1 998, filed January 26, 1998 - Item No. 4. - Amended - Changes in Registrant's Certified Accountants.
(7)     Date of 8K report -January 13, 1998, filed January 26, 1998- Item No. 5.
        - Other Events, Financing Agreement with Thomas E. Waite and Dr. Jackie See.
(8) Date of 8K report - February 19, 1998, filed February 23, 1998 - Item No. 5.- Other Events, Agreement with Pharma Maehle.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HARVARD SCIENTIFIC CORP.



                                       By /s/Thomas E. Waite
                                       -----------------------------------
                                          Thomas E. Waite, President & CEO


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Name                         Title                       Date
            ----                         -----                       ----

                           Chairman of the Board of Directors,
                           President, and Chief Executive
/s/ Thomas E. Waite        Officer                               March 19, 1998
------------------------
    Thomas E. Waite



/s/ Jackie R. See, M.D.     Director                             March 19, 1998
------------------------
    Jackie R. See, M.D.


                            Director, Treasurer, and
/s/ Curtis A. Orgill        Chief Financial Officer              March 19, 1998
------------------------
    Curtis A. Orgill


                            Secretary and Chief Operating
/s/ Barbara L. Krilich      Officer                              March 19, 1998
------------------------
    Barbara L. Krilich