Form 10KSB/A
period 1997-12-31
HARVARD SCIENTIFIC CORP
filed 1998-04-03
CIK 1006598

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                   For The fiscal year ended December 31, 1997
                         Commission File Number 0-28392

                            HARVARD SCIENTIFIC CORP.
                  --------------------------------------------
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

                                     PART II

ITEM 7.    FINANCIAL STATEMENTS

         The independent auditor reports of Ronald D. Simpkins for the balance sheet at December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ending, and the Balance Sheet at February 28, 1998, and the auditors report on the Supplemental Schedules V and VI on the Balance Sheet at December 31, 1997, omitted the signature of Ronald D. Simpkins, which are supplied herewith and were on file with the Company.

         The independent auditor reports from W. Dale McGhie on the Balance Sheet for the years ending December 31, 1996 and December 31, 1995 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and W. Dale McGhie's report on the Supplemental Schedule V and VI on the Balance Sheet ending December 31, 1996 were omitted but were on file with the Company and are included herein.

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

/s/ Ronald D. Simpkins

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

/s/ Ronald D. Simpkins

Reno, Nevada
March 5, 1998

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

/s/ W. Dale McGhie

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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 31, 1995


NOTE 3 - EQUIPMENT & LEASEHOLD IMPROVEMENTS

Equipment and building improvements consists of the following:


                                              December 31, 1997    December 31, 1996     December 31, 1995
                                                  (audited)            (audited)             (audited)
                                             ----------------------------------------------------------------
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

/s/ Ronald D. Simpkins

Reno, Nevada
March 5, 1998

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

/s/ W. Dale McGhie

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


    Name                        Title                              Date
    ----                        -----                              ----


                            Chairman of the Board of Directors,
                            President, and Chief Executive
/s/ Thomas E. Waite         Officer                              April 3, 1998
------------------------
    Thomas E. Waite



/s/ Jackie R. See, M.D.     Director                             April 3, 1998
------------------------
    Jackie R. See, M.D.


                            Director, Treasurer, and
/s/ Curtis A. Orgill        Chief Financial Officer              April 3, 1998
------------------------
    Curtis A. Orgill


                            Secretary and Chief Operating
/s/ Barbara L. Krilich      Officer                              April 3, 1998
------------------------
    Barbara L. Krilich