Form 10KSB/A
period 1997-12-31
HARVARD SCIENTIFIC CORP
filed 1998-04-27
CIK 1006598

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         AMENDMENT NO. 2 TO FORM 10-KSB

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

  X  Yes        No
-----      -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

State issuer's revenues for its most recent fiscal year. None
                                                         ----

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

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date. As of April 24, 1998 there were 5,238,047 shares of Common Stock outstanding.

The information required by PART III (other than Item 13. "Exhibits and Reports on Form 8-K") of this annual report 10K-SB, was previously excluded on the basis of reference to the proxy or information statement for the election of directors and other matters to be filed with the Securities Exchange Commission on or before April 30, 1998 or on an amendment to such annual report including such information. This Amendment includes the previously excluded PART III (other than Item 13. "Exhibits and Reports on Form 8-K").

                                     1 of 12

                                    PART III

        A 1 for 10 reverse stock split was effective February 2, 1998. All figures in this Amendment to the Annual Report give effect to such reverse stock split, and previously stated numbers of shares are appropriately restated, unless otherwise indicated. All statements in this annual report should be read in conjunction with and are qualified by the other information and financial statements (including the notes thereto) appearing elsewhere in this Amendment to the Annual Report and the previously filed Annual Report and Amendments, or incorporated herein by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As of April 24, 1998, the directors and executive officers of the Company, their ages, positions and offices in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:


------------------------------ --------- ----------------------------- --------------------------
                                                                       Period Served as Director
           NAME                   Age             Position (1)            or Executive Officer
------------------------------ --------- ----------------------------- --------------------------

   Col. Robert T. Hayden          72        Director (2) (3)                   Since 2/10/98
------------------------------ --------- ----------------------------- --------------------------

   Martin J. Holloran             67        Director  (3)                      Since 2/10/98
------------------------------ --------- ----------------------------- --------------------------

   Barbara L. Krilich             38        Secretary and Chief                Since 12/12/97
                                            Operating Officer
------------------------------ --------- ----------------------------- --------------------------

   Curtis A. Orgill               48        Director, Treasurer,               Officer since
                                            and Chief Financial                12/12/97;
                                            Officer (2) (3)                    Director since
                                                                               2/10/98
------------------------------ --------- ----------------------------- --------------------------

   Jackie R. See, M.D. (4)        56        Director  (5)                      Since 1/6/94
------------------------------ --------- ----------------------------- --------------------------

   Thomas E. Waite                35        Chief Executive                    Since 11/14/97
                                            Officer, President
                                            and Director (5)
------------------------------ --------- ----------------------------- --------------------------

(1) The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified or until the director resigns. The Company's officers are appointed annually and as needed by the Board of Directors and serve at the pleasure of the Board.

(2) These Directors are members of the Compensation Committee. Mr. Orgill is Chairman of this committee.

(3) These Directors are members on the Audit Committee. Mr. Orgill is Chairman of this committee.

(4) In his role as consultant, Dr. See acts as the Company's Director of Scientific Research and Development. Dr. See may also be considered a promoter of the Company.

(5) These Directors are members of the Company's Executive Committee, of which Mr. Waite is Chairman.

                              BUSINESS EXPERIENCE:

JACKIE R. SEE, M.D., F.A.C.C., is a Director of the Company. Dr. See is a cardiologist and the principal inventor and author of the patent of microsphere technology "PGE1-EDT". He received his M.D. from the University of California, College of Medicine (Irvine) in 1968. Dr. See completed his Residency in Internal Medicine at the Huntington Memorial Hospital, Pasadena, California in 1973. After serving as a Medical Officer on active duty in the U.S. Navy Medical Corps. He went on to do research fellowship work in cardiology at Peter Bent Brigham Hospital, Harvard Medical School (Boston). He was an Associate Director

                                     2 of 12
of the Foundation for Cardiovascular Research (1968-1984) and has been a Fellow of the American College of Cardiology since 1980. Dr. See is licensed to practice medicine in the States of California and Nevada and is Board Certified by the American Board of Internal Medicine. He is the author or co-author of more than 60 research articles for various medical publications.

THOMAS E. WAITE, is a Director and Chairman of the Board, President and the Chief Executive Officer of the Company. Much of Mr. Waite's experience has been specialized in investment banking, corporate finance, mergers and acquisitions, and public relations for publicly traded biotechnology and medical device companies. Just prior to joining the Company, Mr. Waite was President of his consulting firm, Thomas E. Waite & Associates, Inc., which began in late 1992, where he and his associates began researching the most effective, risk adverse way for establishing enterprises in the rapidly expanding and highly lucrative riverboat gaming industry. As a result of this research, in 1993, Mr. Waite organized a successful riverboat gaming company called Wild Card Enterprises, Inc., of which he was also President. From 1988 to 1994, Mr. Waite was a Series-7 licensed registered representative. His consulting experience began in 1990 at First Montauk Securities. In 1991 he became Director of Investment Banking and Corporate Finance at Collner Higgins and Andersen, a securities firm that specializes in trading. In 1993, Mr. Waite resigned his position with Collner Higgins and Andersen.

MARTIN J. HOLLORAN is a Director of the Company. Mr. Holloran is currently retired. Prior to retirement, Mr. Holloran had over forty years of experience in sales and marketing, which includes over twenty-five years with Prudential Insurance Company. He earned many awards over his career for both sales and management abilities. Mr. Holloran was a winner of 24 National Leadership awards for Prudential, a two time winner of its Academy of Honor and a two time winner of the Citation award given to the top 10% producers in Prudential Insurance Company. Mr. Holloran also received the Distinguished Professional Service Award for New England and continues to be very active as a Teacher of Christian Doctrine and a coach of children's athletics.

COLONEL ROBERT T. HAYDEN is a Director of the Company. Colonel Hayden retired from active service in the United States Army in 1981 following 31 years of active service. He was promoted to Colonel in 1971, and upon graduation from The War College, served 3 years on the Joint Staff in the Pentagon in the office of J-5, NATO Plans and Policy Directorate. Over his military career, Colonel Hayden served in both Korea and Vietnam and has received many military decorations which include the Silver Star, the Legion of Merit, two Bronze Starts, a Purple Heart, an Army Commendation Medal with two oak leaf clusters, an Air Medal with five oak leaf clusters, a Vietnam Medal of Honor and the Vietnam Gallantry Cross with Silver and Gold Palm. He has been awarded the Combat Infantry Badge and the Army Staff and Joint Chiefs of Staff Medallions, is a member of the Field Artillery Hall of Fame, MOWW, The American Legion and the Military Order of the Purple Heart and has served as President of the Florida Council of Florida Chapter of the Retired Officers Association.

CURTIS A. ORGILL, CPA, is the Company's Treasurer, Director and Chief Financial Officer. Dr. See is a cardiologist and the principal inventor and author of the patent of microsphere technology "PGE1-EDT". He received his M.D. from the University of California, College of Medicine (Irvine) in 1968. Dr. See completed his Residency in Internal Medicine at the Huntington Memorial Hospital, Pasadena, California in 1973. After serving as a Medical Officer on active duty in the U.S. Navy Medical Corps. He went on to do research fellowship work in cardiology at Peter Bent Brigham Hospital, Harvard Medical School (Boston). He was an Associate Director of the Foundation for Cardiovascular Research (1968-1984) and has been a Fellow of the American College of Cardiology since 1980. Dr. See is licensed to practice medicine in the States of California and Nevada and is Board Certified by the American Board of Internal Medicine. He is the author or co-author of more than 60 research articles for various medical publications.

BARBARA L. KRILICH, CPA, the Company's Secretary and Chief Operating Officer, has been a Certified Public Accountant in Arizona since 1984. She recently served as Director and Chief Financial Officer of Health Care Centers of America, Inc. from November 1996 to August 1997. Immediately prior to that she was employed by Evans Withycombe Residential, Inc. (currently Equity Residential Inc.), a Real Estate Investment Trust (REIT), in Phoenix, Arizona, which she joined in 1994. Initially Ms. Krilich worked in developing multi-family units in Phoenix, Arizona, later transferring into the acquisition division responsible for acquiring multi-family properties in Southern California. From 1992 to 1994, she was a Regional Manager in Phoenix Arizona for SCG Residential, a subsidiary of Security Capital Group, a REIT listed on the New York Stock Exchange. Prior to joining SCG, Ms. Krilich spent over 10 years in accounting and finance with various firms, including Peat Marwick & Mitchell (currently KPMG Peat Marwick). Ms. Krilich is a member of the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants.

                                     3 of 12

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

For the period beginning June 30, 1996 through the fiscal year ending December 31, 1997, the following persons, who were directors, officers or beneficial owners of more than 10% of Common Stock of the Company, that failed to file, or failed to file on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934:


---------------------------------------------------------------------------------------------
                                                                          DATE TO    DATE
NAME                       POSITION               STATUS       FORMS     BE FILED    FILED
---------------------------------------------------------------------------------------------
Don Steffens               Director & Officer     Filed late   3 and 4       A      4/17/98
Jackie R. See              Director               Filed late   3 and 4       A      4/6/98
Curtis A. Orgill           Director & Officer     Filed late   3          2/9/98    3/2/98
Barbara L. Krilich         Officer                Filed late   3          2/9/98    3/2/98
Biosphere Technology Inc.  More than 10% of Stock Filed late   3 and 4       A      4/6/98
---------------------------------------------------------------------------------------------

        A= Filer inadvertently failed to file required forms timely. The Forms 4 filed includes all transactions which were previously unreported throughout the year. A Form 5 was required to be filed and was not. However, all transactions required to be filed on the Form 5 have now been included on Form's 3 and 4, respectively.

        The Company is unable to confirm or verify compliance with Section 16(a) of the Exchange Act for a former Director and Officer of the Company, Alexander
H. Walker, Jr. The Company is currently in litigation with Mr. Walker (See "ITEM
3. LEGAL PROCEEDINGS, ITEM NO.8"). The Company has attempted to obtain a reconciliation of share differences and as of April 24, 1998 there has been no response from Mr. Walker.

                                     4 of 12

ITEM 10.  EXECUTIVE COMPENSATION.

        The following table sets forth information about compensation paid or accrued by the Company during the years ended December 31, 1997, 1996 and 1995 to the Company's officers and directors:

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------
Name and                                                            Other
Principal         Year      Salary/Consulting Fees       Bonus   Compensation
Position
------------------------------------------------------------------------------
                           (a)    (b) STOCK   (a)+(b)
                           CASH   GRANTS (1)   TOTAL
------------------------------------------------------------------------------

JACKIE R. SEE (2) 1997  $199,662 $10,088,450 $10,288,112  None       None
Director of       1996  $104,000    None     $104,000     None       None
Research          1995  $16,000    $65,000    $81,000     None       None
------------------------------------------------------------------------------

IAN HICKS (3)     1997  $46,000  $1,671,750  $1,717,750   None       None
Was CEO,          1996    None      None        None      None     $16,440
President &       1995    None      None        None      None       None
Director
------------------------------------------------------------------------------

DON STEFFENS (4)  1997  $155,135 $3,608,750  $3,763,885 $100,000     None
Was CEO,          1996    None      None        None      None       None
President &       1995    None      None        None      None       None
Director
------------------------------------------------------------------------------

ALEXANDER H.      1997  $150,000 $2,892,724  $3,042,724 $75,000      None
WALKER(5)         1996    None   $1,170,000  $1,170,000   None       None
Was Secretary &   1995    None      None        None      None       None
Director
------------------------------------------------------------------------------

LORENZ HOFMANN    1997  $140,150   $59,600   $199,750     None       None
(6)               1996    None      None        None      None       None
Was COO           1995    None      None        None      None       None
------------------------------------------------------------------------------

THOMAS E. WAITE   1997  $28,462  $4,000,000  $4,028,462   None       None
(7) President &   1996    None      None        None      None       None
CEO               1995    None      None        None      None       None
------------------------------------------------------------------------------

(1) The transfer of shares issued to directors and officers is restricted pursuant to applicable securities laws, although some recipients have registration rights in respect of their shares, as noted herein. The aggregate number and dollar value of stock holdings of officers and directors as of April 20, 1998 were 2,405,278 shares and $25,502,291, respectively. Such dollar value and the dollar value of all share grants reflected in this Summary Compensation Table as of the date involved are calculated in accordance with item 402(b)(2)(iv)(A) of Regulation S-B, which requires the dollar value of any award of restricted stock to be calculated by multiplying the closing market price of the registrant's unrestricted stock on the date of grant by the number of shares awarded, even if that amount could not than be realized.

(2) Dr. See is not an employee, and all compensation paid to him was as a consultant. His consultant agreement, which was entered into as of April 1, 1996 and will terminate on March 30, 1999, calls for the Company to pay him a consulting fee of $12,500 per month. In addition, he is reimbursed for all reasonable and necessary business expenses incurred in the discharge of his consulting duties. Dr. See is to receive a royalty fee equal to two percent (2%) of the net revenues from the sale of LLPGE1 and any other products the Company may produce under Patent Application No. 08/573408. Dr. See will receive these royalty fees for the life of patent No. 5,718,917 issued February 17, 1998. SEE ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DR. JACKIE R. SEE & BIOSPHERE, for additional relationships between Dr. See and the Company.

                                     5 of 12

    On March 18, 1997, Dr. See received 35,000 shares of Common Stock of the Company for services performed for the Company. The dollar value of such shares was $2,340,450. On June 10, 1997, Dr. See received 400,000 shares of Common Stock of the Company for services performed for the Company. The dollar value of such shares was $7,748,000. Of these shares, 100,000 shares were transferred into the Anita Wassgren See Trust (Anita Wassgren See is Dr. See's wife). See ITEM 1."DESCRIPTION OF BUSINESS- OTHER FINANCING ARRANGEMENTS" concerning the Financing Agreement between Dr. Jackie R. See and Thomas E. Waite and the Company dated January 13, 1998 and amended February 3, 1998, pursuant which Dr. See and Mr. Waite have the right to invest up to $10,000,000 in the Company and pursuant to which they invested $5,000,000 on February 3, 1998 in promissory notes and cash and received 1,580,028 shares of Common Stock therefor. Such stock is valued at the closing bid price of $9.50 on February 3, 1998 for a total value of $7,506,321.

(3) During 1995, Mr. Hicks was not an employee of the Company. Mr. Hicks became President in June 1996. He ceased being an employee or otherwise affiliated with the Company as of May 14, 1997. On March 18, 1997, Mr. Hicks received 25,000 shares of Common Stock of the Company for services performed. The dollar value of such stock was $1,671,750.

(4) Mr. Steffens was not an employee of the Company during 1995, and he moved from the positions of CFO, Secretary and Treasurer of the Company, to which he was appointed in 1996, to the positions of President and CEO as of May 15,1997. Mr. Steffens resigned from these positions on November 14, 1997 and is no longer affiliated with the Company. On June 10, 1997, Mr. Steffens received 100,000 shares of the Company's Common Stock for services performed for the Company. The dollar value of such stock was $1,937,000. On March 18, 1997, Mr. Steffens received 25,000 shares of Common Stock of the Company for services performed. The dollar value of such stock was $1,671,750.

(5) The Company entered into two agreements on March 19, 1997, and on May 15, 1997, with Alexander H. Walker, Jr. ("Walker"), former Director, Secretary, and General Counsel of the Company. The agreements provided that Walker was retained as General Counsel for all legal matters of the Company and was to prepare or supervise the preparation of Securities and Exchange Commission filings, contracts and agreements. The agreements provided that Walker would receive $15,000 per month over 36 months plus up to 100,000 shares of Common Stock. In 1997, Walker received $231,678 and was issued 105,200 shares of Common Stock. In December 1997, the Company terminated all agreements with Walker. SEE ITEM 2."LEGAL PROCEEDINGS-ITEM 8". During 1996, Walker did not receive any cash payment for legal fees and received $600 as reimbursement of expenses for his services as counsel.

    On April 12, 1996, Walker received 18,000 shares of the Company's Common Stock for services performed. The dollar value of such stock was $1,170,000. On March 18, 1997, Walker received 18,000 shares of stock for services performed. The dollar value of such stock was $1,203,660. On June 10, 1997, Walker received 87,200 shares of stock for current and future services to be performed. The dollar value of such stock was $1,689,064.

(6) Dr. Lorenz Hofmann Ph.D. was not an employee of the Company during 1995 and 1996. In August 1997, the Company entered into a consulting agreement with Dr. Hofmann whereby Dr. Hofmann was to receive $15,000 per month for his services, plus 10,000 shares of the Company's Common Stock for services performed in 1997. These shares were issued on January 26, 1998 with respect to services performed in 1997 for a dollar value of $59,600.

(7) Thomas E. Waite became President, Director and Chief Executive Officer on November 14, 1997 and was issued 400,000 shares of the Company's Common Stock to induce him to work for the issuer and provide an incentive for his successful performance. Mr. Waite has a 1-year employment contract with the Company effective January 5, 1998 for a monthly salary of $20,000. Prior to that time, Mr. Waite was not an employee of the Company. In 1995, Thomas E. Waite & Associates, a company owned by Mr. Waite, was a consultant to the Company.

    On November 14, 1997, Mr. Waite was issued 400,000 shares of the Company's Common Stock to enable him to devote his entire business time to the affairs of the Company. The dollar value of such shares was $4,000,000. See ITEM 1."DESCRIPTION OF BUSINESS- OTHER FINANCING ARRANGEMENTS" concerning the Financing Agreement between Dr. Jackie R. See and Thomas E. Waite and the Company dated January 13, 1998 and amended February 3, 1998, pursuant which Dr. See and Mr. Waite have the right to invest up to $10,000,000 in the

                                     6 of 12

    Company and pursuant to which they invested $5,000,000 on February 3, 10998 in promissory notes and cash and received 1,580,028 shares of Common Stock therefor. Such stock is valued at the closing bid price of $9.50 on February 3, 1998 for a total value of $7,506,321. For stock issuance's to Thomas E. Waite & Associates prior to Mr. Waite becoming an employee, see ITEM 3. "LEGAL PROCEEDINGS - ITEM 1."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

All shares included in the following table and in this section are current and have been restated to reflect the 1 for 10 reverse stock split effective February 2, 1998. The following table sets forth information as of April 21, 1998 concerning ownership of the Company's Common Stock by (i) each Director and Executive Officer of the Company, (ii) all Directors and Officers as a group and
(iii) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock:


--------------------- --------------------------------- ------------------- -------------------
                                                                              PERCENTAGE OF
                                                            AMOUNT AND      OUTSTANDING SHARES
                           NAME AND ADDRESS                 NATURE OF        OF COMMON STOCK
   TITLE OF CLASS          OF BENEFICIAL OWNER              BENEFICIAL       AS OF APRIL 21,
                                                          OWNERSHIP (1)          1998 (2)
--------------------- --------------------------------- ------------------- -------------------
   Common Stock            Dr. Jackie R. See (3)           2,554,493 (2)           43.8%
                           100 N. Arlington
                           Suite 23-P
                           Reno, NV 89501
--------------------- --------------------------------- ------------------- -------------------
   Common Stock            Don Steffens (4)                  111,500                2.1%
                           100 N. Arlington
                           Suite 23-P
                           Reno, NV 89501
--------------------- --------------------------------- ------------------- -------------------
   Common Stock            Ian Hicks (5)                      25,000                 .5%
                           5967 Jacaranda Lane
                           Yorba Linda, CA 92887
--------------------- --------------------------------- ------------------- -------------------
   Common Stock            Alexander H. Walker, Jr. (6)      122,200                2.3%
                           American Plaza II
                           57 West 200 South, Ste. 400
                           Salt Lake City, UT 84101
--------------------- --------------------------------- ------------------- -------------------
   Common Stock            Thomas E. Waite (7)             1,782,743 (2)           30.6%
                           755 Rinehart Road
                           Suite 100
                           Lake Mary, FL  32746
--------------------- --------------------------------- ------------------- -------------------
   Common Stock            Curtis Orgill (8)                  50,000                1.0%
                           1325 Airmotive Way
                           Suite 125
                           Reno, NV  89502
--------------------- --------------------------------- ------------------- -------------------
   Common Stock            Colonel Robert T. Hayden (9)        5,000                  -
                           3715 Constancia Drive
                           Green Cove Springs, FL 32043
--------------------- --------------------------------- ------------------- -------------------
   Common Stock            Martin J. Holloran (10)             5,000                  -
                           356 Crystal Ridge Way
                           Lake Mary, FL 32746
--------------------- --------------------------------- ------------------- -------------------
   Common Stock            See & Waite Group (11)          3,744,632               64.2%
--------------------- --------------------------------- ------------------- -------------------
   Common Stock            All Directors and               3,854,632               66.1%
                           Officers as a Group
--------------------- --------------------------------- ------------------- -------------------
   Common Stock            BioSphere Technology, Inc.        746,750               14.3%
                           Suite 23P
                           100 N. Arlington Avenue
                           Reno, NV  89501
--------------------- --------------------------------- ------------------- -------------------

                                     7 of 12

(1) The ownership of the shares deemed to be held by Springrange Investment Group, Ltd., due to its ownership of $2,550,000 principal amount of the Company's 6% Convertible Debentures, is not reflected due to Springrange's contractual obligation to the Company pursuant to which it is not entitled to convert any Debenture to the extent that after such conversion the number of shares of Common Stock beneficially owned by Springrange and its affiliates (excluding any shares deemed beneficially owned through any continuing ownership of Debentures) exceeds 4.9% of the outstanding Common Stock.

     The Company cannot, however, be assured that the shares owned by Springrange have or have not exceeded 4.9% of the shares outstanding from time to time. In this regard, the following conversions by Springrange of 6% Convertible Debentures are noted: 1) 86,452 shares of Common Stock issued upon conversion of $700,000 principal amount of Debentures on July 14, 1997, 2) 35,504 shares of Common Stock issued upon conversion of $300,000 principal amount of Debenture on August 13, 1997, 3) 22,677 shares of Common Stock issued upon conversion of $250,000 principal amount of Debenture on August 22, 1997, 4) 40,430 shares of Common Stock issued upon conversion of $500,000 principal amount of Debenture on October 24, 1997,
     5) 33,400 shares of Common Stock issued upon conversion of $250,000 principal amount of Debenture on December 3, 1997, 6) 63,762 shares of Common Stock issued upon conversion of $200,000 principal amount of Debenture on December 24, 1997, 7) 103,606 shares of Common Stock issued upon conversion of $250,000 principal amount of Debenture on January 16, 1998. The total number of shares of Common Stock issued to Springrange through April 24, 1998 is 385,831.

     On January 28, 1998, Springrange gave notice of conversion of $250,000 principle amount of Debenture. This Conversion called for a transfer of 52,573 shares of Common Stock. The Company has not honored this request. On January 29, 1998, Springrange gave notice of conversion of $250,000 principle amount of Debenture. The conversion called for a transfer of 48,686 shares of Common Stock. The Company has not honored this request. (SEE ITEM 2."LEGAL PROCEEDINGS").

(2) The percentage calculation for each person or group, reflects the addition to the number of shares beneficially owned by such person or group and to the aggregate outstanding shares, the number of shares that the person or group involved has the right to acquire within 60 days.

(3) This total includes 1,105,139 shares held by Dr. Jackie R. See, 746,750 shares held by Bio-Sphere Technology, Inc., of which Dr. Jackie R. See is the controlling person, 110,000 shares held by Anita Wassgren See Trust (Anita Wassgren See is Dr. Jackie See's spouse), of which Trust Dr. Jackie
     R. See disclaims any beneficial interest or control, 296,302 additional shares issuable to Dr. Jackie R. See under the See and Waite Agreement, and 296,302 shares issuable to Thomas E. Waite under the See & Waite Agreement because Dr. Jackie R. See and Thomas E. Waite may be deemed to be a group in connection therewith, (sEE ITEM 1."DESCRIPTION OF BUSINESS - OTHER FINANCING ARRANGEMENTS").

(4) As of May 15, 1997, Mr. Steffens moved from the positions of Chief Financial Officer, Secretary and Treasurer of the Company to the positions of President and Chief Executive Officer of the Company. Mr. Steffens resigned from all positions with the Company as of November 14, 1997.

(5) Mr. Hicks resigned as President, Chief Executive Officer and Director of the Company as of May 14, 1997.

(6) Mr. Walker was appointed Secretary and Director of the Company as of May 15,1997, and was appointed General Council as of February 21, 1997. Mr. Walker was terminated as Secretary and General Council on December 13, 1997 and resigned as Director on December 23, 1997.

(7) Mr. Waite was appointed President, CEO, and Chairman of the Board of Directors on November 14, 1997. Mr. Waite's total includes 1,190,139 shares held by him plus 296,302 additional shares issuable to Mr. Waite under the See and Waite Agreement, and 296,302 shares issuable to Dr. Jackie R. See under the See & Waite agreement, because Thomas E. Waite and Dr. Jackie R. See may be deemed to be a group in connection therewith, (SEE ITEM 1."DESCRIPTION OF BUSINESS - OTHER FINANCING ARRANGEMENTS" AND ITEM 1."DESCRIPTION OF BUSINESS - OTHER FINANCING ARRANGEMENTS").

                                     8 of 12

(8) Mr. Orgill was appointed Treasurer and Chief Financial Officer on December 12, 1997. On February 10, 1998, Mr. Orgill was appointed as a Director to the Company.

(9)  Col. Hayden was appointed a Director of the Company on February 10, 1998.

(10) Mr. Holloran was appointed a Director of the Company on February 10, 1998.

(11) Dr. Jackie R. See & Thomas E. Waite may be considered to be a group. See
     (2) and (7) above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        During 1996, 1997 and to April 24, 1998, the Company issued the following shares of Common Stock to current or prior Officers and Directors of the Company, relatives of those Officers and Directors and other related parties, as follows:


----------------------------------------------------------------------------------------------------
                        RELATIONSHIP     CURRENT                           NO. OF
                             TO          STATUS/                  DATE      SHARES       DOLLAR
NAME                    THE COMPANY   RELATIONSHIP   REFERENCE   ISSUED     ISSUED      VALUE **
----------------------------------------------------------------------------------------------------
Colonel Robert T.        Director        Current        (1)     2/18/98       5,000   $     25,650
Hayden
----------------------------------------------------------------------------------------------------
Ian Hicks                Officer &        Prior         (1)     3/18/97      25,000   $  1,671,750
                         Director
----------------------------------------------------------------------------------------------------
Martin J. Holloran       Director        Current        (1)     2/18/98       5,000   $     25,650
----------------------------------------------------------------------------------------------------
Barbara L. Krilich       Officer         Current        (1)     1/26/98      50,000   $    298,000
----------------------------------------------------------------------------------------------------
Curtis A. Orgill         Officer &       Current        (1)     1/26/98      50,000   $    298,000
                         Director
----------------------------------------------------------------------------------------------------
Dr. Jackie R. See, M.D.  Director        Current        (1)     3/18/97      35,000   $  2,340,450
Dr. Jackie R. See, M.D.  Director        Current        (1)     6/10/97     400,000   $  7,748,000
Dr. Jackie R. See, M.D.  Director        Current        (2)      2/3/98     790,139   $  7,506,321
Dr. Darryl See, M.D.    Consultant      Dr. Jackie      (1)     11/14/97     50,000   $    500,000
                                        See's Son
Dr. Darryl See, M.D.    Consultant      Dr. Jackie      (1)     1/26/98     200,000   $  1,192,000
                                        See's Son
                Total                                                     1,475,139   $ 19,286,771
----------------------------------------------------------------------------------------------------
Don Steffens             Officer &        Prior         (1)     3/18/97      25,000   $  1,671,750
                         Director
Don Steffens             Officer &        Prior         (1)     6/10/97     100,000   $  1,937,000
                         Director
                Total                                                       125,000   $  3,608,750
----------------------------------------------------------------------------------------------------
Thomas E. Waite          Officer &       Current        (3)     12/18/96     56,875   $  1,279,688
                         Director
Thomas E. Waite          Officer &       Current        (4)     11/14/97    400,000   $  4,000,000
                         Director
Thomas E. Waite          Officer &       Current        (2)      2/3/98     790,139   $  7,506,321
                         Director
                Total                                                     1,247,014   $ 12,786,008
----------------------------------------------------------------------------------------------------
Alexander H. Walker, Jr. Officer &        Prior         (5)     4/12/96      18,000   $  1,170,000
                         Director
Alexander H. Walker, Jr. Officer &        Prior         (5)     3/18/97      18,000   $  1,203,660
                         Director
Alexander H. Walker, Jr. Officer &        Prior         (5)     6/10/97      87,200   $  1,689,064
                         Director
Alexander H. Walker, III   N/A       Walker Jr's Son    (6)      7/5/96       2,000   $     65,000
Alexander H. Walker, III   N/A       Walker Jr's Son    (6)     3/18/97       2,000   $    133,740
J.T. Cardinalli            N/A         Walker Jr's      (6)      7/5/96       2,000   $     65,000
                                        Son-in-law
J.T. Cardinalli            N/A         Walker Jr's      (6)     3/18/97       2,000   $    133,740
                                        Son-in-law
                Total                                                       131,200   $  4,460,204
----------------------------------------------------------------------------------------------------

*- 100,000 shares were issued in the name of Anita Wassgren See Trust. Anita Wassgren See is Dr. Jackie See's wife.

** The dollar value of all share grants are calculated in accordance with item 402(b)(2)(iv)(A) of Regulation S-B, which requires the dollar value of any award of restricted stock to be calculated by multiplying the closing market price of the registrant's unrestricted stock on the date of grant by the number of shares awarded even if the amount could not than be realized. The Company has recorded all the above stock transaction at par value of $.01.

                                     9 of 12

(1) The shares were issued for compensation for services performed as an Officer or Director of the Company, or services performed as an independent consultant to the Company. See ITEM 11"SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for specific title of their position with the Company and dates of service with the Company. Also see ITEM 10 "EXECUTIVE COMPENSATION" for a more specific description of share transactions to Officers and Directors of the Company.

(2) The Company has secured a Financing Agreement (SEE "DESCRIPTION OF BUSINESS - OTHER FINANCING ARRANGEMENTS") with Dr. Jackie See and Thomas
        E. Waite, President and Chief Executive Officer (the "Investors"), whereby the investors (a) purchased an initial tranche of 1,580,278 shares of the Company's Common Stock for an aggregate purchase price of $5,000,000, and (b) may purchase up to an aggregate of 592,605 additional shares of the Company's Common Stock, upon certain terms and conditions, at an aggregate maximum additional purchase price of $5,000,000. The initial funding of $5,000,000 was effected on February 3, 1998 by the delivery to the company by each investor of a check for $7,901.39 and Promissory Notes due March 31, 1999 in the principal amount of $2,492,098.61, bearing interest at the rate of 1% above prime and secured by the shares purchased.

(3) In December 1996, the Company issued 56,875 shares of its Common Stock as part of a settlement agreement in the litigation between the Company and Thomas Waite & Associates described herein. SEE " LEGAL PROCEEDINGS-
        ITEM 2".

(4) In November 1997, the Company hired Thomas E Waite as the President and Chairman of the Board and issued to him 400,000 shares of the Company's Common Stock to induce him to work for the Company and provide an incentive for his successful performance as President and Chief Executive Officer. The grant of 400,000 shares of the Company's Common Stock is irrevocable and the amount of the grant was determined, in view of the cessation of the active business of Thomas E. Waite & Assoc., at the time of Mr. Waite's employment to enable him to devote his entire business time to the affairs of the Company. The 400,000 shares issued to Thomas E. Waite have demand registration rights under the Securities Act of 1933, which rights have been exercised. For stock issuance's to Thomas E. Waite & Associates prior to Mr. Waite becoming an employee, see ITEM 3. "LEGAL PROCEEDINGS - ITEM 1."

(5) On April 12, 1996, the Company issued 18,000 shares of Common Stock to Alexander H. Walker, Jr. in connection with legal services rendered and to be rendered to the Company, pursuant to a consulting agreement signed in March 1996. During 1997, Alexander H. Walker Jr's consulting agreement was renewed whereby Mr. Walker was to receive $15,000 per month plus the issuance of Common Stock shares, in exchange for his services as general counsel to the Company, among other things. During 1997, Mr. Walker issued to himself 105,200 shares of Common Stock. The Company has terminated all agreements with Mr. Walker. SEE ITEM 2."LEGAL PROCEEDINGS- ITEM 8 AND ITEM 10, AND "EXECUTIVE COMPENSATION NO. 5".

(6) On July 5, 1996 and again on March 18, 1997, the Company issued 2,000 shares of Common Stock to Alexander H. Walker III (Mr. Alexander H. Walker, Jr's son) and 2,000 shares of Common Stock to J.T. Cardinalli (Alexander H. Walker Jr's son-in-law) for legal services rendered and to be rendered to the Company.

        As of April 21, 1998, BioSphere Technology Inc. ("BTI") owned 746,750 shares of Common Stock representing 14.3% of the Company's outstanding shares. Dr. Jackie R. See controls BTI and is a Director, a controlling person, and may be considered a promoter, of the Company.

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

                                    10 of 12

        On November 20, 1997, the Company agreed to exchange 200,000 shares of Common Stock (which have been issued) to BTI for the Intellectual Property Rights to Prostaglandin E1 Lyophilized Liposomes for the use of treatment of Psoriasis. BTI is to receive a 3% override on royalties of the Psoriasis product.

        During 1997, the Company entered into three significant transactions with BTI for the acquisition of intellectual rights, and for the provision of technological, management, fundraising and marketing assistance. In addition, in 1996, the Company incurred costs payable to BTI for consultation and rent of $133,157 and for research and development $50,378 of the LLPGE1 product. During 1997, the Company incurred an additional cost payable to BTI of $150,000 for the Intellectual Property Rights to Prostaglandin E1 Lyophilized Liposomes for the use of treatment of Psoriasis. During the year, BTI chose to convert the accounts payable balance of $333,535 as a contribution to additional-paid-in-capital.

        During 1996, BTI advanced 20,000 of its shares as security for a subordinated loan agreement with Stein Securities. The shares were loaned and are expected to be returned to BTI in 1998. During 1997, the Company advanced to BTI $500,000 in connection with this settlement and expects to collect this money when the 20,000 shares are returned to BTI in 1998.

        In April 1996, the Company entered into a royalty agreement with Dr. See to pay Dr. See 2% of net revenues from the sale of LLPGE1 and any other products the Company may produce under Patent Application No. 08/573408 pursuant to which patent No. 5,718,917 was issued on February 17, 1998. Dr. See will receive these royalty fees for the life of the patent.

        In 1997, BTI in lieu thereof, sold shares of the Company's Common Stock under circumstances in which the Company is entitled to recapture of profit pursuant to Section 16(b) of the Securities Exchange Act of 1934. The total amount of profits of $392,819 has been booked as a receivable from related parties and is expected to be repaid to the company.

    The Company may continue the practice of issuing shares of Common Stock in lieu of cash payment in the future if it determines that such issuance is in the best interests of the Company and is consistent with the Company's agreement.

    The foregoing arrangements and relationships may give rise to conflicts of interest with respect to future interpretation of the agreements between the Company and its affiliates or with respect to future transaction between the Company and its affiliates. There can be no assurance those future transactions between the Company and any affiliates will be advantageous to the Company.

                                    11 of 12

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HARVARD SCIENTIFIC CORP.

                                      By /S/ Thomas E. Waite
                                         --------------------------------------
                                             Thomas E. Waite, President & CEO

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                         Title                      Date

                                   Chairman of the Board
                                   of Directors,President,
/S/ Thomas E. Waite                and Chief Executive Officer    April 24, 1998
----------------------------
    Thomas E. Waite

/S/ Jackie R. See, M.D.
----------------------------       Director                       April 24, 1998
    Jackie R. See, M.D.

                                   Director, Treasurer, and
/S/ Curtis A. Orgill               Chief Financial Officer        April 24, 1998
----------------------------
    Curtis A. Orgill

                                   Secretary and Chief Operating
/S/ Barbara L. Krilich             Officer                        April 24, 1998
-----------------------------
    Barbara L. Krilich

                             12 of 12