Form 10KSB/A
period 1997-12-31
HARVARD SCIENTIFIC CORP
filed 1998-04-28
CIK 1006598

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         AMENDMENT NO. 3 TO FORM 10-KSB

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

State issuer's revenues for its most recent fiscal year. None
                                                         ----

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

                                     1 of 3

                                    PART III

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The business profile of Curtis A. Orgill was erroneously included as the same profile used for Dr. Jackie R. See. Mr. Orgill's corrected Business Experience profile is as follows:

                              BUSINESS EXPERIENCE:

CURTIS A. ORGILL, CPA, is the Company's Treasurer, Director and Chief Financial Officer. Mr. Orgill is a Certified Public Accountant with current licenses in the states of Nevada and Utah. In 1974, Mr. Orgill joined Deloitte Haskins & Sells (currently Deloitte & Touche), in Salt Lake City. He later helped open a new office for Deloitte & Touche in Reno, Nevada, serving as the Senior Tax Partner in the State of Nevada. He left Deloitte & Touche in 1993 to join the regional CPA firm of Bartig, Basler & Ray, CPA's Inc. Mr. Orgill is involved in international accounting, corporate tax planning and tax compliance as well as structuring acquisitions for corporations. Mr. Orgill is a member of the American Institute of Certified Public Accountants, the Nevada Society of Certified Public Accountants and the Utah Association of Certified Public Accountants.

                                     2 of 3

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HARVARD SCIENTIFIC CORP.

                                            By /S/ Thomas E. Waite
                                               --------------------------------
                                               Thomas E. Waite, President & CEO

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                         Title                       Date
               ----                         -----                       ----

                                    Chairman of the Board
                                    of Directors,President,
/S/ Thomas E. Waite                 and Chief Executive           April 28, 1998
----------------------------        Officer
    Thomas E. Waite

/S/ Jackie R. See, M.D.             Director                      April 28, 1998
----------------------------
    Jackie R. See, M.D.

                                    Director, Treasurer, and
/S/ Curtis A. Orgill                Chief Financial Officer       April 28, 1998
----------------------------
    Curtis A. Orgill

                                    Secretary and Chief
/S/ Barbara L. Krilich              Operating Officer             April 28, 1998
----------------------------
    Barbara L. Krilich

                                     3 of 3