Form 10QSB
period 1998-03-31
HARVARD SCIENTIFIC CORP
filed 1998-05-15
CIK 1006598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of the
               --------------------------------------------------
                             SECURITIES ACT OF 1934

                  For The Quarterly period ended March 31, 1998
                         Commission File Number 0-28392

                            HARVARD SCIENTIFIC CORP.
                  --------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Nevada                                                       88-0226455
------                                                       ----------
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                               Identification No.)

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

  X   Yes   ____  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                    5,238,022
                                    ---------
                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                                 on May 13, 1998
                                 ---------------


Traditional Small Business Disclosure Format (Check One):

X   Yes   ____  No

                            HARVARD SCIENTIFIC CORP.
                                      INDEX

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:
         Balance Sheet - Assets
         Balance Sheet - Liabilities and Stockholders' Equity
         Statement of Operations
         Statement of Stockholders' Equity (4 pages)
         Statement of Cash Flows
         Notes to the Financial Statements (13 pages)

ITEM 2:
Management's Discussion and Analysis or Plan of Operation

                                     PART II
                                OTHER INFORMATION
ITEM 1:
Legal Proceedings

ITEM 2:
Changes in Securities and Use of Proceeds

ITEM 3:
Defaults Upon Senior Securities

ITEM 4:
Submission of Matters to a Vote of Security Holders

ITEM 5:
Other Information

ITEM 6:
Exhibits and Reports on Form 8-K

Signatures


                                                 HARVARD SCIENTIFIC CORP.
                                               (A DEVELOPMENT STAGE COMPANY)

                                                       BALANCE SHEET

                                                          ASSETS


                                                                               March 31,       December 31,
                                                                                 1998              1997
                                                                              (Unaudited)        (Audited)
                                                                            ---------------   ---------------

Current Assets:
     Cash and cash equivalents                                              $      742,133    $      873,199
     Prepaid  expenses                                                              19,817            35,382
     Accounts Receivable - Directors (Note 6 & 8)                                4,984,197            57,711
     Due From Related Parties  (Note 6)                                            892,819           852,305
     Deferred debt issue costs (Note 10)                                                 -           156,250
                                                                            ---------------   ---------------

        Total Current Assets                                                     6,638,966         1,974,847
                                                                            ---------------   ---------------

Equipment and Leasehold Improvements:
     at cost, less accumulated depreciation of $7,517 and
     $11,930 at March 31, 1998 and December 31, 1997 (Note 3)                       40,238            50,704
                                                                            ---------------   ---------------

Intangible Assets:
     Intellectual Property, net of accumulated amortization
        of $6,991 and $4,147 at March 31, 1998 and
        December 31, 1997, respectively (Note 4)                                   154,004           156,848
     Organizational cost, net of accumulated amortization of
        $151,054 and $140,686 at March 31, 1998 and
        December 31, 1997, respectively                                             24,496            34,864
                                                                            ---------------   ---------------

                                                                                   178,500           191,712
                                                                            ---------------   ---------------

Other Assets:
     Deposits                                                                       10,414            10,414




        TOTAL ASSETS                                                        $    6,868,118    $    2,227,677
                                                                            ===============   ===============




    The accompanying Notes are an integral part of these financial statements



                                                 HARVARD SCIENTIFIC CORP.
                                               (A DEVELOPMENT STAGE COMPANY)

                                                 BALANCE SHEET (CONTINUED)

                                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               March 31,       December 31,
                                                                                 1998              1997
                                                                              (Unaudited)        (Audited)
                                                                            ---------------   ---------------

Current Liabilities:
    Accounts payable                                                        $      111,470    $       26,370
    Accrued expenses (Note 5 & 10)                                                 192,746           131,694
    Obligation under capital lease - current (Note 3)                               14,376            16,979
    Debentures payable - Convertible (Note 10)                                   2,550,000         2,800,000
                                                                            ---------------   ---------------

       Total Current Liabilities                                                 2,868,592         2,975,043
                                                                            ---------------   ---------------
Long-Term Liabilities:
    Obligation under capital lease - non-current (Note 3)                            6,317             6,317
                                                                            ---------------   ---------------



Stockholders' Equity:
    Common Stock, $.01 par value; 10,000,000 shares
       authorized; 5,238,022 and 33,441,373 shares issued
       and outstanding at March 31, 1998 and December 31,
       1997, respectively (Note 2)                                                  52,380            33,441
    Additional paid-in capital                                                  14,520,786         8,694,904
    Deficit accumulated during the development stage                           (10,579,957)       (9,482,028)
                                                                            ---------------   ---------------
       Total Stockholders' Equity                                                3,993,209          (753,683)
                                                                            ---------------   ---------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    6,868,118    $    2,227,677
                                                                            ===============   ===============


    The accompanying Notes are an integral part of these financial statements


              HARVARD SCIENTIFIC CORP.
           (A DEVELOPMENT STAGE COMPANY)

              STATEMENTS OF OPERATIONS


                                                                                               1/13/87
                                                         Three Months Ended                  (Inception)
                                                           March 31,        March 31,            to
                                                             1998              1997            3/31/98
                                                          (Unaudited)      (Unaudited)       (Unaudited)
                                                       ---------------   ---------------   ---------------

Net Sales                                              $          -       $         -      $      187,387
Cost of  Sales                                                    -                 -             221,557
                                                       ---------------   ---------------   ---------------
      Gross Profit                                                -                 -             (34,170)
                                                       ---------------   ---------------   ---------------
Operating Expenses:
    General and administrative expenses                       588,297         1,856,154         4,924,504
    Research and development                                  294,608               377         2,098,167
    Depreciation and amortization                              15,880            20,997           651,727
                                                       ---------------   ---------------   ---------------
      Total Operating Expenses                                898,785         1,877,528         7,674,398
                                                       ---------------   ---------------   ---------------
      Loss from Operations                                   (898,785)       (1,877,528)       (7,708,568)
                                                       ---------------   ---------------   ---------------
Other Income (Expense):
    Settlements                                                   -                 -            (715,629)
    Interest Income                                             3,085               -               4,650
    Dividend Income                                             4,628               -              56,081
    Interest Expense                                         (195,278)       (1,263,340)       (2,180,411)
    Loss on disposition of Fixed Assets or Securities         (11,580)              -             (36,080)
                                                       ---------------   ---------------   ---------------
      Total Other Income and Expense                         (199,145)       (1,263,340)       (2,871,389)
                                                       ---------------   ---------------   ---------------
Net Loss                                               $   (1,097,930)   $   (3,140,868)   $  (10,579,957)
                                                       ===============   ===============   ===============
Loss per Common Share                                  $        (0.24)    $       (3.05)   $        (2.08)
                                                       ===============   ===============   ===============
Weighted Average Shares Outstanding (Note 2)                4,529,318         1,030,824         5,085,063
                                                       ===============   ===============   ===============



   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO MARCH 31, 1998 (UNAUDITED)


                                                           Restated                                 Deficit
                                                         Common Stock              Additional         From
                                                 ----------------------------       Paid-in         Inception
                                                    Shares          Amount          Capital          To Date             Total
                                                 ------------    ------------     ------------     ------------      ------------
Issuance of shares for cash on
    January 13, 1987 (inception)                     103,000     $       103      $     2,097      $         -       $     2,200

Issuance of shares for cash,
    net of offering costs                             51,000              51           19,223                             19,274

Issuance of shares for services                      146,000             146                -                                146

Issuance of shares to acquire
    Grant City Corporation                            50,000              50           39,827                             39,877
                                                 ------------    ------------     ------------     ------------      ------------
BALANCE DECEMBER 31, 1993                            350,000             350           61,147                -            61,497

Issuance of shares to effect a
    four-for-one split                             1,050,000           1,050           (1,050)                                 -

Issuance of shares for
    intellectual property rights                   4,196,000           4,196                -                              4,196

Issuance of shares for
    corporation property rights                      394,000             394           24,231                             24,625

Issuance of shares for fees
    and services                                   1,045,000           1,045           96,893                             97,938

Issuance of shares for cash,
    net of offering costs                            393,500             393          353,757                            354,150

Adjustment of shares to effect a
    four-for-one reverse split                    (5,571,375)         (5,571)           5,571                                  -

Cumulative (loss) from inception
    to December 31, 1994                                   -               -                -         (550,386)         (550,386)
                                                 ------------    ------------     ------------     ------------      ------------
BALANCE DECEMBER 31, 1994                          1,857,125           1,857          540,549         (550,386)           (7,980)




   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO MARCH 31, 1998 (UNAUDITED)


                                                           Restated                                 Deficit
                                                         Common Stock              Additional         From
                                                 ----------------------------       Paid-in         Inception
                                                    Shares          Amount          Capital          To Date             Total
                                                 ------------    ------------     ------------     ------------      ------------

DECEMBER 31, 1994 BALANCE FORWARD                  1,857,125           1,857          540,549         (550,386)           (7,980)

Issuance of shares for fees
    and services                                     553,500             553          530,796                            531,349

Issuance of shares at par value for
    intellectual property rights                   6,138,500           6,139                -                              6,139

Issuance of shares for cash,
    net of offering costs                            200,000             200          831,100                            831,300

Net (loss) for the year ended
    December 31, 1995                                      -               -                -         (676,455)         (676,455)
                                                 ------------    ------------     ------------     ------------      ------------
BALANCE DECEMBER 31, 1995                          8,749,125           8,749        1,902,445       (1,226,841)          684,353

Issuance of shares for services                      255,000             255           59,828                             60,083

Issuance of shares in conversion of debt             310,254             310          249,690                            250,000

Issuance of shares for legal settlement              568,750             569          494,244                            494,813

Discount on 7% Convertible Debentures                      -               -          500,000                            500,000

Net (loss) for the year ended
    December 31, 1996                                      -               -                -       (2,438,945)       (2,438,945)
                                                 ------------    ------------     ------------     ------------      ------------
BALANCE DECEMBER 31, 1996                          9,883,129           9,883        3,206,207       (3,665,786)         (449,696)

Issuance of shares for cash,
    net of offering costs                            250,000             250          124,750                            125,000

Issuance of shares for fees
    and services                                   1,270,000           1,270                -                              1,270

Discount on 6% Convertible Debentures                      -               -        1,250,000                          1,250,000

Net (loss) for the Quarter ended March 31,1997                             -                -       (3,140,868)       (3,140,868)
                                                 ------------    ------------     ------------     ------------      ------------
BALANCE MARCH 31, 1997                            11,403,129     $    11,403      $ 4,580,957      $(6,806,654)      $(2,214,294)
                                                 ============    ============     ============     ============      ============

 The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO MARCH 31, 1998 (UNAUDITED)


                                                           Restated                                 Deficit
                                                         Common Stock              Additional         From
                                                 ----------------------------       Paid-in         Inception
                                                    Shares          Amount          Capital          To Date             Total
                                                 ------------    ------------     ------------     ------------      ------------
MARCH 31, 1997 BALANCE FORWARD                    11,403,129     $    11,403      $ 4,580,957      $(6,806,654)      $(2,214,294)

Issuance of shares for fees and services           6,172,000           6,172                -                              6,172

Issuance of shares in conversion of debt             450,000             450          133,300                            133,750

Net (loss) for the Quarter ended
    June 31, 1997                                          -               -                -       (1,266,233)       (1,266,233)
                                                 ------------    ------------     ------------     ------------      ------------
BALANCE JUNE 30, 1997                             18,025,129        $ 18,025      $ 4,714,257     $ (8,072,887)     $ (3,340,605)

Issuance of shares in conversion of debt           1,446,325           1,446        1,275,133                          1,276,579

Issuance of shares for fees and services             144,000             144                -                                144

Net (loss) for the Quarter ended
    September 30, 1997                                     -               -                -         (180,075)         (180,075)
                                                 ------------    ------------     ------------     ------------      ------------
BALANCE SEPTEMBER 30, 1997                        19,615,454        $ 19,615      $ 5,989,390     $ (8,252,962)     $ (2,243,957)

Issuance of shares in conversion of debt           2,375,919           2,376          985,789                            988,165

Issuance of shares for fees and services           8,300,000           8,300          537,100                            545,400

Issuance of shares in legal settlement             1,150,000           1,150          439,075                            440,225

Issuance of shares for intellectual property       2,000,000           2,000                -                              2,000

Receivable due from related parties
       reflecting the sale of stock Rule 16(b)             -               -          410,016                            410,016

Receivable due from related parties                                                   333,535                            333,535

Net (loss) for the Quarter ended
    December 31, 1997                                      -               -                -       (1,229,065)       (1,229,065)
                                                 ------------    ------------     ------------     ------------      ------------
BALANCE AT YEAR END DECEMBER 31, 1997             33,441,373     $    33,441      $ 8,694,904      $(9,482,027)      $  (753,682)




 The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO MARCH 31, 1998 (UNAUDITED)


                                                           Restated                                 Deficit
                                                         Common Stock              Additional         From
                                                 ----------------------------       Paid-in         Inception
                                                    Shares          Amount          Capital          To Date             Total
                                                 ------------    ------------     ------------     ------------      ------------

Issuance of shares in conversion of debt           1,036,064           1,036          260,882                            261,918

February 2, 1998, adjustment of shares to
    effect a one-for-ten reverse split           (31,029,693)              -                -                                  -

Issuance of shares for a commitment to a
    financing agreement                            1,580,278          15,803        4,984,197                          5,000,000

Issuance of shares for services                       10,000             100                                                 100

Issuance of shares for cash                          200,000           2,000          598,000                            600,000

Net reversal of Receivable due from related
parties reflecting the sale of stock Rule 16(b)                                       (17,197)                           (17,197)

Net (loss) for the Quarter ended
     March 31, 1998                                                                                 (1,097,930)       (1,097,930)
                                                 ------------    ------------     ------------     ------------      ------------
BALANCE AT MARCH 31, 1998                          5,238,022     $    52,380      $14,520,786     $(10,579,957)      $ 3,993,209




 The accompanying Notes are an integral part of these financial statements.


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS



                                                                                                  1/13/87
                                                               Three Months Ended               (Inception)
                                                         ---------------------------------           to
                                                         March 31, 1998    March 31, 1997         3/31/98
                                                          (Unaudited)        (Unaudited)        (Unaudited)
                                                         ---------------   ---------------   ---------------
RECONCILIATION OF NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:

NET LOSS                                                 $   (1,097,930)   $   (3,140,868)   $  (10,579,957)
                                                         ---------------   ---------------   ---------------
ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:

   Book value of assets sold                                        -                 -               6,483
   Loss on disposition of securities or fixed assets             14,879               -              14,879
   Depreciation and amortization                                  8,799            20,997           175,897
   Amortization of Debt Issuance cost                           156,250                             625,000
   Issuance of stock for director's fees
      and services                                                  100         1,046,600         1,249,874
   Issuance of stock for Property Rights                            -                 -               2,000
   Issuance of stock in legal settlement                            -                 -             795,854
   Discount on Convertible Debentures                               -           1,250,000         1,750,000
   Interest Expense converted to Stock                           11,917               -              98,795
   (Increase) decrease in assets:
     Prepaid expenses                                                            (218,435)              -
     Deposits/Retainers                                          15,568               -             (30,228)
   Increase (decrease) in liabilities:
     Accounts payable                                           103,837           (31,399)          108,864
     Accrued expenses                                            39,711            77,588           184,130
     Due to related parties                                         -              (7,325)         (203,740)
                                                         ---------------   ---------------   ---------------
             TOTAL ADJUSTMENTS                                  351,061         2,138,026         4,777,809
                                                         ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                    $     (746,869)   $   (1,002,842)   $   (5,802,149)
                                                         ===============   ===============   ===============
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash from sale (purchase) of equipment                           -                 -             (78,114)
   Cash from sale (purchase) of Intellectual Rights                 -                 -            (150,000)
   Capitalized organization costs                                   -                 -            (150,924)
                                                         ---------------   ---------------   ---------------
     NET CASH USED IN INVESTING ACTIVITIES                          -                 -            (379,038)
                                                         ---------------   ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of capital stock,
     net of offering costs                                      615,803           125,000         1,987,749
   Proceeds from debt converted to capital stock                    -                 -             250,000
   Proceeds from debt, net of costs                                 -                 -             438,739
   Proceeds from debentures, net of costs                           -           4,375,000         4,375,000
   Principal payments on debt                                       -                 -            (128,169)
                                                         ---------------   ---------------   ---------------
     NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                             615,803         4,500,000         6,923,319
                                                         ---------------   ---------------   ---------------
NET INCREASE (DECREASE) IN CASH                                (131,066)        3,497,158           742,133

CASH AT BEGINNING OF PERIOD                                     873,199              (134)              -
                                                         ---------------   ---------------   ---------------
CASH AT END OF PERIOD                                    $      742,133    $    3,497,024    $      742,133
                                                         ===============   ===============   ===============


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
          BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1998 AND
                AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997



NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION

NATURE OF BUSINESS:
Harvard Scientific Corp. (the "Company") is a development stage company. The Company's primary business operations consist of development, commercialization, marketing, and distribution of products relating to prostaglandin/microsphere delivery and the manner in which the product is applied in treating 1) male sexual dysfunction and impotency, 2) Psoriasis, and 3) female sexual dysfunction (see Note 12 no. 4). The Company has preliminary data available, indicating the possible benefits of such a therapy for these products. The Company is a development stage enterprise as defined by FASB No. 7. "Accounting and Reporting by Development Stage Enterprises".

On February 13, 1996, the Company received an assignment of an application for a patent entitled "PGE1 Containing Lyophilized Liposomes For Use In The Treatment of Erectile Dysfunction", and identified as United States Application No. 08/573,408 ("LLPGE1"). US Patent No. 5,718,917 was issued February 17, 1998. The assignment was made by the holder of the application, BioSphere Technology, Inc. ("BTI"), a shareholder as of March 31, 1998.

The Company plans to focus on its LLPGE1 for the treatment of erectile dysfunction and bring the product to the marketplace. In May 1996, the Company submitted an Investigational New Drug ("IND") application to the Federal Food & Drug Administration ("FDA") and has concluded its Phase I clinical trial. The results of the Phase 1 clinical trial are under review by the FDA. Upon the FDA's approval of the clinical study of Phase I, the Company will proceed to a Phase II trial.

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

Effective February 2, 1998, the Company approved a 1 for 10 reverse stock split. Shares outstanding went from 34,477,437 on February 1, 1998 to 3,447,769 just after the split. The Company is moving forward with a strategic plan designed to facilitate marketing of its products in a manner which is consistent with enhancing its corporate image and further increasing shareholder value. All figures in this Report give effect to previous stock split and the reverse stock splits, and previously stated numbers of shares are appropriately restated. The Company has 10,000,000 shares of common stock authorized with 5,238,022 shares issued and outstanding as of March 31, 1998 and 3,344,137 shares issued and outstanding on December 31, 1997.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
          BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1998 AND
                AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997

The Company's recent registration under the Securities Act of 1933, of its common stock, issuable upon conversion of its 6% convertible debentures, was declared effective on August 14th, 1997.

On February 10, 1998, three new members were elected to the Board of Directors of the Company. Two of these members will serve as new Directors of the Company and the third will fill an existing seat vacated by the resignation of a previous director. The Company's Board of Directors currently consists of five members.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATIONAL COSTS:
Organization costs are being amortized over a five-year period using the straight-line method. Also see the discussion contained in Note 3 & 4.

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

EARNINGS PER SHARE:
The earnings per share calculations were based on the weighted average number of shares outstanding during the period: 4,529,318 for the Period ending March 31, 1998, 1,030,824 for the Period ending March 31, 1997 and 5,085,063 shares outstanding from inception to March 31,1998.

During 1997, Company entered into an agreement with a 6% Debenture holders (see
Note 11 & 13), allowing for the conversion of the debenture on demand. At March 31, 1998, the Company had an outstanding debt balance with the debenture holders of $2,550,000 plus accrued interest of $158,777. On March 31, 1998, if the debenture holders chose to convert their debenture to common stock, the converted balance would have calculated to an additional 405,506 shares of common stock issued, or a loss per share of $.21 for the 3 months ending March 31, 1998. See Note 10. Fully dilutive earnings per share are not reflected because they are anti-dilutive.

INCOME TAX:
Because of losses sustained since inception, no provision has been made for income tax.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
          BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1998 AND
                AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997

NOTE 3 - EQUIPMENT & LEASEHOLD IMPROVEMENTS

Equipment and building improvements consists of the following:

                                                                March 31, 1998    December 31, 1997
                                                                 (Unaudited)          (Audited)
                                                                -----------------------------------
  Equipment & Leasehold Improvements                            $      47,755         $     62,634
  Less: accumulated depreciation                                        7,517               11,930
                                                                -----------------------------------
     Total Net Equipment & Leasehold Improvements               $      40,238         $     50,704
                                                                -----------------------------------

In April 1997, the Company entered into an agreement for the lease of equipment used in the process of sizing Liposomes which the Company uses in the delivery of the Prostaglandin E-1. The total lease amount of $32,893 is to be paid over 24 months. The Company records the lease as a capital lease amortizing payments over the life of the lease.

During December 1996, the Company established its administrative headquarters in Reno, Nevada. In November 1997, the Company established the world headquarters in Lake Mary, Florida. The Company has reduced its need for certain equipment and leasehold improvements because the Company currently does not own manufacturing equipment for its product. The product has been and will continue to be manufactured by third-party manufacturers according to the Company's specifications.


NOTE 4 - INTELLECTUAL PROPERTIES

On January 7, 1994, the Company exchanged 285,600 shares of common stock with BTI for the intellectual rights to patent, develop, manufacture, and market the LLPGE-1 for the treatment of male erectile dysfunction, impotency and sexual enhancement. The Company recorded the transfer of intellectual properties at the par value of stock transferred, which amounted to $2,856. BTI's largest shareholder, Dr. Jackie See M.D., the inventor of the Lyophilized Liposomal LLPGE-1, holds a 2% royalty interest on the sale of products.

On November 16, 1995, the Company exchanged 613,850 shares of common stock with BTI for assistance in raising working capital and patent application and for management assistance and distribution agreements associated with the LLPGE-1 product. The Company recorded the transfer at the par value of stock transferred, which amounted to $6,139.

During 1996, the Company expensed the unamortized cost of acquiring technology relating to the development of an HIV home test kit. The Company, which originally acquired the rights in exchange for 33,500 shares of common stock, ceased product development in connection with a settlement accrued in 1995 (Note
10).

On November 20, 1997, the Company agreed to exchange 200,000 shares of common stock plus $150,000 to BTI for the Intellectual Property Rights to Prostaglandin E1 Lyophilized Liposomes for the use of treatment of Psoriasis (see Note 1). The Company recorded the transfer at the par value of stock transferred, which amounted to $2,000, plus $150,000. BTI is to receive a 3% override on royalties.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
          BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1998 AND
                AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                               March 31, 1998  December 31, 1997
                                                 (Audited)         (Audited)
                                               ---------------------------------
   Interest on notes and debentures            $      158,777    $      131,694
   Accrued payroll & payroll taxes                     33,969               -
                                               ---------------------------------

                             Total             $      192,746    $      131,694
                                               ---------------------------------

Also see Notes 10 for interest on debentures.


NOTE 6 - RELATED PARTY TRANSACTIONS


1. During 1994, 1995 and 1997, the Company entered into three significant transactions with related parties for the acquisition of intellectual rights, and for the provision of technological, management, fundraising and marketing assistance. Note 4 describes the valuation of these transactions.

2. During 1997, the Company incurred a payable of $150,000 to BTI for the Intellectual Property Rights to Prostaglandin E-1 Lyophilized Liposomes for the use of treatment of Psoriasis. See Note 4. During the year, BTI chose to convert the accounts payable balance of $333,535 as a contribution to additional-paid-in-capital.

3. During 1996, BTI advanced 20,000 of its shares on behalf of the Company as a subordinated loan agreement. The shares were loaned and are expected to be returned to BTI in 1998. At the time of the advance, the fair market value of the shares transferred was $500,000. During 1997, the Company advanced to BTI $500,000 in connection with this settlement and expects to collect this money when the 20,000 shares are returned to BTI in 1998.

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

     In January 1998, BTI, a major stockholder of the Company, received $40,514 from the sale of the Company's common stock that was subject recapture by the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. In January 1998, $40,514 was booked as a receivable from related parties to reflect the recapture. During March 1998, it was determined that Dr. Jackie See, MD did not violate Section 16(b), and therefore, the Company reversed the receivable balance of $57,711.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
          BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1998 AND
                AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997

5. BTI owned approximately 14% and 22% of the Company's shares on March 31, 1998 and December 31, 1997, respectively. Dr. Jackie See a Director of the Company and a controlling person of BTI.

6. In November 1997, the Company issued 400,000 shares of common stock to Thomas E. Waite, the President and Chairman of the Board, as a signing bonus. The transaction was recorded at par value.

7. The Company has entered into a financing agreement dated January 13, 1998, as amended on February 3, 1998, between Dr. Jackie R. See, Thomas E. Waite and the Company for the funding of the Company up to $10,000,000. Dr. Jackie R. See and Mr. Thomas E. Waite are Directors of the Company. Thomas
     E. Waite is also President and Chief Executive Officer of the Company. On February 3, 1998, the Company issued 790,139 shares to each Dr. Jackie See, M.D. and Thomas E. Waite in connection with this private placement. See
     Note 8.

8. The Company often pays for services, fees, and salaries by issuing shares of common stock. Most of this stock issued for services must be held for investment to satisfy the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Rule 144 under the statute requires that such stock be held for a year, before it can be sold in accordance with rule 144.

     During 1997, the Company issued a total of 1,190,200 shares of common stock (restricted) to officers and directors of the Company for prior and current services rendered or signing bonuses. In addition, during 1997 the Company issued 428,400 shares of common stock (restricted) for services performed by outside consultants or scientists, and 50,000 shares of common stock (restricted) to an employee of the Company as a signing bonus. In 1998, the Company issued a total of 10,000 shares of common stock to directors of the Company. These shares were recorded at par value.

     All shares owned by Dr. Jackie See and Thomas E. Waite, have registration rights. These registration rights have been exercised and upon the registration statement becoming effective, although, there is no assurance that it will become effective, the shares can be sold in accordance with the Securities Act of 1933, subject to state securities laws.

Also see discussions regarding intellectual properties, agreements, and subsequent events in Notes 4, 8, and 12.


NOTE 7 - INCOME TAXES

The Company has federal net operating loss carryforwards for financial statement purposes of approximately $10,500,000 at March 31, 1998, which will be used to offset future earnings of the Company. The loss carryforwards will expire during the years ending 2002 through 2012 if not used.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
          BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1998 AND
                AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997

NOTE 8 - AGREEMENTS

1. A financing agreement dated January 13, 1998, as amended on February 3, 1998 was entered into between Dr. Jackie R. See, Thomas E. Waite and the Company for the funding of the Company up to $10,000,000. The agreement as so amended, calls for initial funding of $5,000,000 in exchange for 1,580,278 shares of common stock, with registration rights, calculated at $3.164 per share (the average closing bid price per share of the common stock for the 10 days ending January 12, 1998, and adjusted for the 1 for 10 reverse split effective February 2, 1998). This initial funding was effected on February 3, 1998 by the delivery of a check for $7,901.39 and Promissory Notes to March 31, 1999 in the principal amount of $2,492,098.61, bearing interest at the rate of 1% above prime and secured by the shares purchased from each of Dr. See and Mr. Waite. Subsequent funding is at the discretion of the investors and can be purchased in tranches of $500,000 to $2,000,000 up to an aggregate of $10,000,000, including the initial funding, prior to April 1, 1999. The future funding price is $6.328 per share for the next $2,500,000 and $12.626 per share for the last $2,500,000 (as adjusted to reflect the 1 for 10 reverse stock split effective February 2, 1998). Dr. Jackie R. See and Mr. Thomas E. Waite are Directors of the Company. Thomas E. Waite is also President and Chief Executive Officer of the Company. On February 3, 1998, the Company issued 790,139 shares to each Dr. Jackie See, M.D. and Thomas E. Waite in connection with this private placement. A fairness opinion has been obtained in connection with this Financing Agreement from HD Brous & Co., Inc., a New York Stock Exchange member firm located in Phoenix, Arizona.

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

     On February 19, 1998, the Company renewed it's previous notices of termination, renoticed the termination of the licensing agreement with Pharma Maehle ("Pharma") and demanded binding arbitration under Nevada law of the existing disputes between the parties pursuant to the terms of the licensing agreement. The parties have discussed the appointment of an arbitrator. However, Pharma has not yet retained Nevada counsel and no arbitrator has been selected. The Company intends to request the Nevada District Court to compel the arbitration.

3. On April 2, 1997, the Company entered into a consulting agreement with David E. Jordan for the provision of financial public relations and other services. Under this agreement, Mr. Jordan was entitled to receive 20,000 shares of Common Stock (which Mr. Jordan and parties related to Mr. Jordan received), as well as a monthly fee of $8,000. In addition to the monthly fee, he was to receive all agency fees which public relations and/or advertising firms receive when preparing material or placing advertising. On June 6, 1997, additional 100,000 shares of Common Stock were issued to Mr. Jordan and parties related to Mr. Jordan. The Company terminated the consulting agreement on June 17, 1997 and cancelled the 100,000 shares that had been issued to Mr. Jordan and parties related to Mr. Jordan.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
          BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1998 AND
                AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997

4. On December 1, 1997, the Company renegotiated the consulting agreement with Martin E. Janis & Company, Inc. ("Janis"), dated December 13, 1996, whereby Janis, a public relations agency, is to carry out an extensive financial promotional program including public relations for the Company, in exchange for 50,000 shares of the Company's (restricted) common stock plus a fee of $5,000 a month for a period of one year beginning December 1, 1997. The Company recorded the shares at par value.

5. On August 4, 1997, the Company entered into a consulting agreement with Dr. Lorenz M. Hofmann, Ph.D. ("Hofmann"), whereby Hofmann is to lead the clinical development program for liposomal Prostaglandin E-1 for the treatment of male erectile dysfunction. The Company has agreed to pay Hofmann $15,000 per month plus 10,000 shares of (restricted) common stock. The stock was recorded at par value.

6. On August 1, 1997, the Company entered into a consulting agreement with Dr. Irwin Goldstein, M.D. ("Goldstein"), whereas the Company has agreed to pay Goldstein $10,000 upon signing the agreement and $4,000 per month until March 1, 1999. Goldstein is a Professor of Urology and is assisting the Company through the required FDA stages in bringing the LLPGE-1 product to the marketplace. At March 31, 1998, the Company had paid Goldstein $46,000.

7. On July 15, 1997, the Company entered into a consulting agreement with Scopes-Garcia-Carlisle Advertising, Inc. ("Scopes"), whereby Scopes will provide professional advertising and marketing, and a public relations promotion plan to help promote the Company's sale of it's product(s) and stock, in exchange for a fee of $3,000 per month beginning August 15, 1997. The agreement expired January 15, 1998 and was not renewed.

8. On March 19, 1997, and again on May 15, 1997, the Company entered into an agreement with Alexander H. Walker, Jr. ("Walker"), former General Counsel, Director and Officer of the Company. Walker was retained as General Counsel as to all legal matters for the Company. In addition, he was to prepare or supervise the preparation of Securities and Exchange Commission filings, contracts and agreements. Walker was to receive $15,000 per month plus the issuance of common stock shares of the Company of up to 100,000 shares prorated over a three year period. In 1997, Walker received $231,678 and issued to himself 105,200 shares of common stock. The shares transferred were recorded at par value. In December 1997, the Company terminated all agreements with Walker requesting all records, documents, agreements, the corporate minute book, etc. be turned over to the Company immediately. See
     Note 9.

9. On November 6, 1997, the Company renegotiated the consulting agreement with I.W. Miller & Co. ("Miller") dated September 18, 1997, whereby Miller will provide investor relation consulting services for the Company for a one year term beginning September 18, 1997 expiring September 17, 1998, in exchange for 40,000 shares of the Company's common stock (with registration rights). All prior agreements with Miller have been terminated. In November 1997, the shares transferred were recorded at $537,500, the fair market value of the shares on the date the shares were transferred.

10. On November 17, 1997, the Company amended the consulting agreement with Kostech Data Corporation ("Kostech") dated December 31, 1996, whereby Kostech will establish and maintain an ongoing Internet based investor relations program including the reprint and republish of research material on wire service and media, in exchange for 10,000 shares of (restricted) common stock of the Company. The agreement expires December 9, 1998. The Company recorded the shares at par value.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
          BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1998 AND
                AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997

11. On February 23, 1998, the Company entered into a financing agreement with an independent investor ("Investor"), under which the Investor provided financing of $600,000 to the Company in exchange for 200,000 shares of Common Stock of the Company. If, on the effective date of the registration of the 200,000 shares under the Securities Act of 1933, which is to be accomplished by the Company as soon as practicable, the closing bid price of the Company's stock is less than $6.00 per share, the Investor is to receive additional shares calculated by taking the difference between (a) 600,000 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 200,000. In February 1998, the Company received $600,000 and issued 200,000 shares to the Investor.

12.  The Company has the following office lease commitments at March 31, 1998:

     a The Company occupies 5,428 square feet in Irvine, California where the Company maintains research & development laboratories. Rent of $6,242 is paid monthly the first year beginning April 17, 1997 and increasing to $6,514 in the second year expiring April 30, 1999.

     b The Company occupies 2992 square feet in Lake Mary, Florida where the corporate headquarters and general operations of the Company are maintained. Rent of $4,268.58 is paid monthly beginning December 15, 1997 through December 31, 2000.

     c The Company occupies 425 square feet in Reno, Nevada where all accounting operations are maintained. Rent of $425 is paid monthly beginning December 1, 1997 expiring May 3, 1998. The Company will continue on a month-to-month basis thereafter.


NOTE 9 - CONTINGENCIES

The Company is a party in certain pending or threatened legal, governmental, administrative, or judicial proceedings that arose in the ordinary course of business. The following includes a list of current pending or threatened proceedings, which are believed not to affect the financial position of the Company in a material way at this time:

     a. In a letter dated August 29, 1997, Vivus, Inc. ("Vivus") asserted that the Company's product and method for the treatment of male erectile dysfunction infringed on a patent held by Vivus. On September 16, 1997, the Company responded advising Vivus that they did not infringe on such patent, identifying those claim limitations, which were not present in the Company's product and method. On September 19, 1997, Vivus again reiterated its claim of infringement against the Company.

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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
          BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1998 AND
                AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997

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

     c. On November 10, 1997, the Company became a defendant in an action filed in the District Court, Clark County, Nevada by Eric Savage ("Savage"). Savage alleges that the Company restricted Savage from selling his common stock in the Company and is seeking damages in excess of $1,260,000 plus attorney fees and costs. The Company filed an answer to Savage's Complaint denying all liability. The discovery process has been initiated. Savage has made a settlement offer in the amount of $800,000. The Company unequivocally rejected this offer.

     d. On January 2, 1998, the Company filed a request for an injunction against Nevada Agency & Trust & Co., the Company's former transfer agent, to relinquish all records of the Company to a newly appointed transfer agent located in Salt Lake City, Utah. The Company was granted the injunction and the records were transferred to the new transfer agent on January 6, 1998. The Company is prosecuting this action further to recover damages associated with Nevada Agency's delay in turning over the records in question, and the costs associated with obtaining the injunction.

     e. On February 6, 1998, a complaint was filed against the Company in the Third Judicial District Court in Salt Lake City, Utah, by Alexander H. Walker, Jr. ("Walker"), a former General Counsel, officer and director of the Company. Walker alleges two causes of action: 1) breach of contract by the Company with respect to his employment agreement, and
          2) false representations allegedly made to Walker by the Company. Walker seeks damages in the amount of $420,000 for the breach of contract claim and unspecified damages for the alleged false representation claim. Pursuant to the Company's request, this action was removed to the Federal District Court for the Southern District of Utah. Thereafter, the Company filed a motion to dismiss for lack of personal jurisdiction over the Company in Utah, or in the alternative, to change the venue of the action to the Federal District Court for the District of Nevada. The parties have stipulated to take limited discovery for the purposes of this motion to dismiss. Once such discovery is taken, the matter will be submitted to the Court for determination. The Company denies liability.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
          BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1998 AND
                AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997

          On March 23, 1998, the Company filed an action against Walker and Nevada Agency & Trust, Co. in the District Court for the State of Nevada seeking to recover damages sustained by the Company as a result of Walker's failure to perform his responsibilities as General Counsel for the Company, and breaches of fiduciary duties owed to the Company by both Walker and Nevada Agency & Trust, Co. Additionally, the Company is seeking indemnity from Walker for damages it sustained and settlements it has been forced to negotiate in other litigation. In response to the Company's complaint, Walker and Nevada Agency & Trust, Co. have filed a Motion to Dismiss or for Stay, arguing that the proper venue for the action is the Third Judicial District Court in Salt Lake City, Utah, or the Federal District Court in Utah. The Company has opposed this motion, and the matter will be submitted to the Court for decision.

     f. On January 28, 1998, the investor of the 6% Convertible Debenture gave notice to the Company to convert into common stock $250,000 of principal plus interest calculated at $12,863. The conversion calculated at 80% of the market price, calls for the transfer of 525,726 shares of common stock to the investor. The Company has not honored this request.

          On January 29, 1998, again the investor of the 6% Convertible Debenture gave notice to the Company to convert into common stock $250,000 of principal plus interest calculated at $12,904. The conversion calculated at 80% of the market price, calls for the transfer of 486,859 shares of common stock to the investor. The Company has not honored this request.

          On or about February 3, 1998, The Company filed an action in the State of New York City, against the 6% debenture holder, Springrange Investment Group, Ltd., ("Springrange"), arising out of the Securities Purchase Agreement executed on or about March 21, 1997. The Company alleges that Springrange has breached its representations under the agreement by taking a short position and otherwise manipulating the price of the Company's common stock. The Company is seeking to recover its damages arising from Springrange's breach of contract and misrepresentations. The Company will not be honoring any request by Springrange to convert the debenture balance into common stock until this matter has been resolved.

          On February 18, 1998, Springrange filed a motion to dismiss the Complaint and to enjoin the financing transaction entered into between the Company and Thomas E. Waite and Dr. Jackie See formally announced publicly on or about January 15, 1998 (see Note 6 & 8). The Company filed opposition to the motion and requested injunctive relief. The hearing was conducted on March 5, 1998. The Court denied Springrange's motion for injunctive relief. The Court granted Springrange's motion to dismiss the Company's complaint, without prejudice, and with leave to file an amended complaint. See Note 12.

     g. On March 17, 1998, Springrange Investment Group, Ltd. Filed a shareholder derivative action asserting claims against Harvard Scientific Corp. and its directors Thomas E. Waite, Dr. Jackie R. See, M.D., Martin J. Holloran, Robert T. Hayden and Curtis A. Orgill, seeking to enjoin and nullify a Financing Agreement entered into between Harvard, Thomas Waite, and Dr. See. On March 18, 1998, Springrange filed an ex-parte Application for Temporary Restraining Order and a Motion for Preliminary Injunction. On March 23, 1998, the Court issued a Temporary Restraining Order against Harvard Scientific Corp, Thomas Waite and Dr. See.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
          BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1998 AND
                AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997

          On March 31, 1998, Harvard Scientific Corp. filed a motion to Vacate the Temporary Restraining Order requesting the imposition of sanctions against Springrange and its counsel for untruthful representations made in Springrange's application for a Temporary Restraining Order. Harvard Scientific Corp. also moved to have the action transferred from Las Vegas, Nevada to Reno, Nevada. See Note 12.


The financial statements reflect the manner in which the Company has resolved certain litigations:


     a. On October 27,1997, the Company became a defendant in a U.S. District Court action initiated by Wood Gundy ("Gundy"), a 7% debenture holder. On December 26, 1997, the Company reached an agreement with Gundy electing to convert the balance of $125,000 in 7% convertible debenture plus accrued interest of $14,384 into 1,000,000 shares of common stock of the Company. The Company recorded the shares at the fair market value of the common stock on the date of the agreement, amounting to $350,000. Approximately $210,600 was expensed to legal settlements in 1997.

     b. On December 3, 1997, the Company agreed to transfer 15,000 shares as payment in full of an outstanding debt of $90,225 owed to Pyramid Laboratories, Inc. ("Pyramid") by the Company for work performed on the PaGE1 project. The Company maintains a good relationship with Pyramid whereby Pyramid has agreed to perform a six-month stability study for the LLPGE 1 product.


NOTE 10 - CONVERTIBLE DEBENTURES

In March 1997, pursuant to a private placement, the Company (a) sold to one investor $5,000,000 principal amount of 6% Convertible Debentures (the "Debentures") due March 30, 1998 and (b) received a commitment from that investor, subject to various conditions, to purchase additional Debentures in the aggregate principal amount of up to $10,000,000 in two tranches of $5,000,000 each, also to be due March 30, 1998. The Debentures are convertible into shares of common stock at the lesser of the market price on March 21, 1997 or 80% of the market price on the conversion date. Market price is defined as the average closing bid of the common stock on the five (5) days immediately preceding March 21, 1997 or the actual conversion date. The Company has the right to require, by written notice to the holder of this debenture at any time on or before ten days prior to the maturity date, that the holder of this debenture exercise its right of conversion with respect to all or that portion of the principal amount and interest outstanding on the maturity date. In addition, at the time of issuance, the Company accounted for the 20% discount to market of $1,250,000 as additional interest expense and paid-in-capital.

Issuance costs of $625,000 related to the first $5,000,000 principal amount of 6% Convertible Debentures sold in March 1997 were deferred and are being amortized on a straight-line basis through March 31, 1998. On January 6, 1998, the investor served a conversion notice for the sum of $250,000 of the principal amount plus $11,917 of interest expense, for the issuance of 1,036,064 shares of Common Stock on January 15, 1998. Springrange has submitted two additional conversion notices: 1) January 28, 1998 for the conversion of $250,000 principle plus interest, and 2) on January 29, 1998 for the conversion of $250,000 principle plus interest. The Company has not honored these requests. See Note 9.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
          BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1998 AND
                AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997

At March 31, 1998, $2,450,000 of the Debenture plus $75,661 interest on the Debenture had been converted into 385,831 shares of the Company's Common Stock. The debenture principle balance and accrued interest at March 31, 1998 and December 31, 1997 is $2,550,000, $158,777 and $2,800,000, $131,694,
respectively.


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

See Note 8 regarding agreements arranged by the Company and also the sale of stock by the Company.


NOTE 12 - SUBSEQUENT EVENTS

1. On April 6, 1998, in the Harvard Scientific Corp. vs. Springrange Investment Group, Ltd. (complaint filed in Nevada, see Note 9, #g), the Nevada District Court dissolved the Temporary Restraining Order and continued any determination with regard to Springrange" motion for preliminary injunction. Further, on April 27, 1998, and May 4, 1998, respectively, the District Court entered minute orders (i) transferring the litigation to Reno, Nevada, and (ii) imposing a sanction award against Springrange in the amount of $11,095.76. The court has instructed the Company's counsel to prepare and submit orders consistent with the minute orders.

2. Harvard Scientific vs. Springrange Investment Group, Ltd. (complaint filed in New York, see Note 9 # f) - On April 3, 1998, the Company filed a first amended complaint against Springrange to recover its damages arising from Springrange's breach of contract, misrepresentations and stock manipulation. Springrange has yet to file a response to the complaint.

3. On April 21, 1998, the Company issued a Demand Letter to Don Steffens ("Steffens"), former officer and director of the Company, for the return of 125,000 shares of its Common Stock issued to him in 1997 plus the return of $100,000 cash paid to him on April 18, 1997. The shares were issued to Steffens in consideration of his performance as an officer and director of the Company, and were advanced in accordance with his employment contract, for the period beginning May 1997 through May 2000. Steffens resigned his positions as officer and director of the Company on November 14, 1997. However, during such time he held these positions, he undertook various actions which the Company believes were in breach of his fiduciary duty, causing the Company substantial damages. Steffens did not complete the full term of his employment agreement. The Company demands repayment of the $100,000 paid to Steffens in connection with the Springrange debenture issuance (see Note 9 & 10).

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
          BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1998 AND
                AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1997

4. On May 1, 1998, the Company announced plans to unveil its new proprietary treatment for female sexual dysfunction utilizing its patented formula of lyophilized liposomal Prostaglandin E-1 ("LLPGE1"). Toxicity studies are being planned at this time and the Company anticipates these to begin shortly. The Company believes that a sizable market already exits and that this market is likely to expand rapidly as effective therapeutic drugs are introduced for this disorder. The Company believes that a vasodilator such as its LLPGE1 erectile dysfunction treatment product will provide a solution to this problem by stimulating the production of vaginal fluid and increasing blood flow to the area, thus providing suitable lubrication for sexual intercourse as well as heightened sensation.

ITEM 2.  MANAGEMENT'S DISCUSSION ANALYSIS AND PLAN OF OPERATION

The discussion contained in this Item 2 is "forward looking", as that term is identified in, or contemplated by, Section 27A of the Securities Act and Section 21E of the Exchange Act. Accordingly, actual results may materially differ from projections. Additional information concerning factors that could cause actual results to differ materially is readily available in this section.

OVERVIEW:
---------

         Harvard Scientific Corp. is a biopharmaceutical drug development company. The Company's corporate objective is to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and to determine the potential market for such products. The Company intends to conduct and conclude, either on its own or with the assistance of an industry partner, all clinical testing necessary for regulatory approval of said products from the U.S. Food and Drug Administration ("FDA") or similar regulatory agencies in foreign countries in order to initiate marketing and establish distribution channels for its products. Thus far, the Company has developed three products, (i) a therapeutic treatment for male erectile dysfunction , (ii) a topical treatment for psoriasis, and (iii) a treatment for female sexual dysfunction. The Company presented the results of its Phase I clinical study on the erectile dysfunction treatment product to the FDA in April 1997, as part of its pre-Phase II clinical trial meeting. The FDA is currently auditing the data from its Phase I study. Protocols and research sites for the Phase II study are complete and the Company is currently awaiting FDA approval to proceed with its Phase II clinical trials. The Company voluntarily placed the psoriasis product on clinical hold with the FDA until additional data, both qualitative and quantitative, could be collected to determine the exact systemic reactions, if any, to the body. The FDA requested that the Company conduct more animal trials, specifically dog trials, to provide this data. The Company also believes that the data resulting from these trials may suggest that an opportunity exists for the Company to consider a potential additional therapeutic product to treat animal skin conditions, specifically mange.

         On May 1, 1998, the Company announced plans to unveil its new proprietary treatment for female sexual dysfunction utilizing its patented formula of lyophilized liposomal Prostaglandin E1 ("LLPGE1"). Toxicity studies will be conducted on female animals before the Company submits its application for an IND to the U.S. Food and Drug Administration. The Company believes that a sizable market already exits and that this market will continue to expand for products that can effectively treat female sexual dysfunction Independent studies of Dr. Irwin Goldstein, a Professor and Urologist at Boston University School of Medicine and a Consultant to the Company, found that approximately 10-million women in the United States, between the ages of 50 and 74, reported a lack of lubrication on 229-million sexual intercourse occasions and 58.5 percent of the 260 female partners of impotent men he surveyed were affected with some form of sexual dysfunction. The Company believes that a vasodilator such as its LLPGE1 sexual dysfunction treatment product will provide a solution to this problem by stimulating the production of vaginal fluid and increasing blood flow to the area, thus providing suitable lubrication for sexual intercourse as well as heightened sensation. The Company has named Dr. Goldstein as its Principal Investigator in trials involving the use of the Company's patented LLPGE1 for the treatment of both male and female sexual dysfunction

         During fiscal years 1994 through 1997 and during the first quarter of 1998, the Company's activities consisted primarily of raising capital, identifying a core management team, developing a patent application for its ED product and the submission of this application to the U.S. Patent and Trademark office, which resulted in the issuance of said patent, concluding manufacturing scale up and initial clinical trials and formulating both a commercialization and clinical development strategy. The Company has considered and evaluated additional products and market potential for those products in order to enhance its own current product portfolio and intends to continue this strategy for future corporate development.

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

         The Company is confident that its strategic plan, which was launched by a new management team in November 1997, will be successful, although there is no assurance that it will be. The Company's management team is currently established thereby, during the next twelve months it is not expected that the Company will need to hire any additional employees. Since the middle of November 1997: (i) the Company received an Investigational New Drug ("IND") number 54,669 from the FDA Division of Dermatology and Dental Drug Products for its new product, PsoriClear, (ii) its International Patent Application, No. PCT/US96/18820 (International Publication No. W097/2234), received a favorable Preliminary Examination Report, from the U.S. Patent and Trademark Office Examiner acting as the International Preliminary Examining Authority, (iii) a study utilizing gamma radiation instead of standard 0.2 micron filters to sterilize the chemical components used in the Company's products proved successful in the production of "GMP" (Good Manufacturing Practice) product,
(iv) a financing agreement to provide funds of up to $10,000,000 was signed between the Company and its two largest shareholders, Thomas E. Waite, President and Chief Executive Officer of the Company, and Jackie R. See, M.D., F.A.C.C., Director of Research and Development and, (v) stability studies on LLPGE1 conducted with the collaborative efforts of Pyramid Labs, Inc. in Costa Mesa, California has proven that LLPGE1 remains stable without any degradation and chemical breakdown at room temperature for at least 9-months. These stability studies are ongoing in order to determine the exact shelf life for the Company's products at room temperature.

         Additional highlights include, (i) the issuance of Patent number 5,718,917 from the U.S. Patent and Trademark Office entitled "PGE-1 CONTAINING LYOPHILIZED LIPOSOMES FOR USE IN THE TREATMENT OF ERECTILE DYSFUNCTION", (ii) the announcement of a new cost savings process for sterilization of its GMP (Good Manufacturing Practice) product, (iii) two new seats were created on the Board of Directors and the Board approved and implemented an Audit Committee and a Compensation Committee, (iv) the launch of a new corporate website on the worldwide web, (v) the honoring of Dr. Darryl M. See, Project Manager and Company Consultant, by the Fisher Institute for Medical Research and the bestowment of the Edward's Award for his excellence in scientific investigation, innovation, and discovery and, (vi) the introduction of the Company's new drug for treatment for female sexual dysfunction.

         Over the next 12 months, the Company's primary focus will be on continuing clinical trials and product validation of its ED product to conform to the regulatory process of the FDA. Also, the Company intends to move forward in parallel and has undertaken efforts to identify companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position. This strategy is directed toward the formation of strategic alliances, joint venture arrangements, licensing and distribution agreements, research and development agreements and other collaborative arrangements with major pharmaceutical distribution concerns and/or licensing agreements to eventually assist in the development and distribution of its current two projects, with particular emphasis on the ED product, and the development of its third product for female dysfunction.

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

         The Company's future success is dependent upon its ability to raise additional funds to complete the commercialization process for its ED treatment product and its psoriasis treatment product either through strategic agreements (i.e. licensing, distribution or joint venture) or through private placements or public issuance of the Company's Common Stock. In the past, the Company has relied upon the private purchase of its securities by accredited investors to raise such funds and may have to rely upon this practice in the future There can be no guarantee that the investors who have been interested in purchasing the Company's securities in the past will be interested in doing so in the future, or that alternative investors will be found, or that public financing or collaborative arrangements will be available on terms satisfactory to the Company.

         The Company does not expect to purchase or sell any significant equipment.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING MARCH 31, 1998 AND MARCH 31,
------------------------------------------------------------------------------
     1997
     ----

         During both quarters ending March 31, 1998 and March 31, 1997, the Company had no net sales, and, accordingly, had no cost of sales for those quarters. During that time, the Company has remained focused on completing the required regulatory review process for its ED product and introducing the psoriasis and the new female dysfunction products. The Company intends to focus on promotions of their products only after completing the regulatory review process.

During the first quarter of 1997, the Company began spending for research & development ("R&D") costs which were initially booked to General & Administrative ("G&A") expense. Later during 1997, these costs were reclassified to accurately reflect expenditures in R&D. Consequently, by comparison, the March 1997 G&A includes almost all the R&D costs incurred for that period. As a result, the costs should be reviewed by comparing the overall Total Operating Expenses of $898,785 in 1998 vs. $1,877,528 in 1997, for a decrease of $980,000 in 1998 over 1997. This decrease is primarily a result of a one-time payment of $750,000 in March 1997 for settlement of stock matters. In addition, $175,000 was paid to officers/directors of the Company in the first quarter of 1997 as a result of securing financing with the 6% Debenture holder. The balance resulting in an additional saving of $55,000 in 1998 over 1997, a direct result of identifying a core management team in November 1997 and strategically eliminating unnecessary costs.

         With exception to the reclassification discussed above, management anticipates that such general and administrative expenses will continue to be incurred in similar amounts throughout 1998 as the Company obtains additional investment capital and expands its operations. The Company also continues to incur legal expenses in connection with litigation in which the Company is involved.

         The Company has prepared the protocols for the Phase II study and upon approval from the FDA to proceed with its Phase II clinical trials on the ED product, it can be assumed the Company will experience a significant increase in R&D costs during 1998. In addition, the Company has prepared for the Phase I clinical trials for its psoriasis product and it can be assumed that costs associated with such trials will also contribute to the expected increase in R&D during 1998. Additional R&D costs are expected to be incurred relating to the female dysfunction product, just recently announced by the Company. Such R&D costs are not expected to be as material as costs associated with the ED product and the Psoriasis product, for it is the Company's intention to initially focus on the other two products.

         Dividend income and interest income increased 100% in the first quarter 1998, however interest expense decreased by $1,068,000 as a result of the 6% convertible Debenture. The Debentures are convertible into shares of common stock at the lesser of the market price on March 21, 1997 or 80% of the market price on the conversion date. At the time of issuance (March 1997), the Company accounted for the 20% discount to market of $1,250,000 as additional interest expense and paid-in-capital. The balance of the deferred issuance cost on the 6% Debenture of $156,250 was amortized within the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


         The Company's major financial transaction for the year incurred during the 1st quarter of 1997 and was the issuance of $5,000,000 aggregate principal amount of 6% Convertible Debentures. The issuance of such Debentures brought a net amount of $4,375,000 into the Company's general operating account in March 1997. The Registration Statement on form SB-2, registering the 6% debenture transaction, became effective on August 14, 1997. Since that time, the majority of the cash generated for the Company's operations came from the issuance of this 6% Debenture. However, during the 1st quarter of 1998, the Company managed to secure two additional financing arrangements: (1) in January 1998, a financing agreement to provide funds of up to $10,000,000 was signed between the Company and its two largest shareholders, Thomas E. Waite, President and Chief Executive Officer, and Jackie R. See, M.D., F.A.C.C., Director of Research and Development. The notes of $2,492,098.61 each are due and payable on March 31, 1999. See Note 8 in the Notes to the Financial Statements, and (2) during the 1st quarter of 1998, an investor purchased 200,000 shares of the Company's Common Stock for an initial funding of $600,000 funded in March 1998.

         As a result of the three financing arrangements mentioned above, at the end of the fist quarter of 1998, the Company reported total assets of $6,868,118. This compares with total assets at December 31, 1997 of $2,227,677. The primary reason for the increase in assets was the increase in cash of $616,000 and two promissory notes, totaling $4,984,000 (described above).

         The Company's total current liabilities for the first quarter of 1998 decreased by $106,500 over the total current liabilities at December 31, 1997. This difference is due to a $250,000 principle conversion of the 6% Debenture and additional accrued expenses in 1998 of approximately $146,000 (net decrease $104,000).

         The Company also issued shares of common stock during the first quarter of 1998. During this time, the Company issued a total of 1,893,884 shares of common stock, mostly attributed to the Debentures converted during the third quarter (103,606), securing two additional financing arrangements (1,780,278) and shares issued to new directors (10,000). The Company anticipates that it will continue the practice of issuing shares of its common stock as compensation for services rendered to the Company.

PART II - OTHER INFORMATION

ITEM NO. 1.  LEGAL PROCEEDINGS.

Registrant incorporates herein by this reference the description of legal proceedings contained in the Registrant's Form 10-KSB, Item 3, filed with the Securities and Exchange Commission on March 20, 1998. The Registrant has reported, herein, legal proceedings which have become a reportable event during the first quarter of 1998 or which there has been a material development in the first quarter to a subsequently reported legal proceedings.

LEGAL PROCEEDINGS:

         1. HARVARD SCIENTIFIC CORPORATION V. NEVADA AGENCY & TRUST COMPANY, A NEVADA CORPORATION, and DOES I - V, INCLUSIVE AND ABC CORPORATIONS I-V, INCLUSIVE, Case No. CV98-00017 filed in the District Court of the State of Nevada, Washoe County, Nevada, filed on January 2, 1998. In this action, Harvard filed a request for an injunction against Nevada Agency & Trust Company, Harvard' former transfer agent, to relinquish all records of the Company to a newly appointed transfer agent located in Salt Lake City, Utah. The Company was granted the injunction and the records were transferred to the new transfer agent on January 6, 1998. The Company is prosecuting this action further to recover damages associated with Nevada Agency's delay in turning over the records in question, and the costs associated with obtaining the injunction.

         2. ERIC N. SAVAGE V. HARVARD SCIENTIFIC CORP., DR. JACKIE SEE, DOES I THROUGH X, Case No. A381022, filed in the District Court, Clark County, Nevada on November 10, 1997. The Plaintiff alleges that the Company restricted Savage from selling his Common Stock in the Company and is seeking damages in excess of $1,260,000 plus attorney fees and costs. The Company filed an answer to Savage's complaint denying all liability. The discovery process has been initiated. Savage has made a settlement offer in the amount of $800,000. This offer was unequivocally rejected by the Company.

         3. HARVARD SCIENTIFIC CORP. V. SPRINGRANGE INVESTMENT GROUP, Case No. 98 civ. 0735 (DC), filed in the United States District court, Southern District of New York, filed on February 3, 1998. The defendant is a 6% debenture holder arising out of the Securities Purchase Agreement executed on or about March 21, 1997. The Company alleges that the defendant had breached its representations under the agreement by taking a short position and otherwise manipulating the price of the Company's Common Stock. The Company is seeking to recover its damages arising from Springrange's breach of contract and misrepresentations. The Company will not be honoring any requests by the defendant to convert the debenture balance into Common Stock until this matter has been resolved. SEE NOTES 11 & 13 TO THE FINANCIAL STATEMENTS AND ITEM 1. "DESCRIPTION OF BUSINESS - OTHER FINANCING ARRANGEMENTS".

         On February 18, 1998, Springrange filed a motion to dismiss the Complaint and to enjoin the financing transaction entered into between the Company and Thomas E. Waite and Dr. Jackie See formally announced publicly on or about January 15, 1998. Springrange also sought injunctive relief requiring the Company to deliver shares of Common Stock pursuant to notices of conversion filed in January 1998. The Company opposed the motion and requested injunctive relief. In early March 1998, a hearing on the motion was held and the judge granted Springrange's motion to dismiss the Complaint, with leave to amend in 30 days and in view of the dismissal, denied Springrange's motion for injunctive relief. Springrange is free to pursue its claims independently or in this action if the Company files an amended complaint. On April 3, 1998, the Company filed a first amended complaint against Springrange to recover its damages arising from Springrange's breach of contract, misrepresentations and stock manipulation. Springrange has yet to file a response to the complaint.

         4. SPRINGRANGE INVESTMENT GROUP LTD. VS. HARVARD SCIENTIFIC CORP, THOMAS E. WAITE, DR. JACKIE R. SEE, MARTIN J. HOLLORAN, ROBERT T. HAYDEN, CURTIS
A. ORGILL, Case No. A385912 in the Eighth Judicial Court for the State of Nevada and the County of Clark filed on March 17, 1998. Springrange is seeking to enjoin and nullify a Financing Agreement entered into between Harvard, Thomas Waite, and Dr. See. On March 18, 1998, Springrange filed an ex-parte Application for Temporary Restraining Order and a Motion for Preliminary Injunction. On March 23, 1998, the Court issued a Temporary Restraining Order against Harvard Scientific Corp, Thomas Waite and Dr. See. On March 31, 1998, Harvard Scientific Corp. filed a motion to Vacate the Temporary Restraining Order requesting the imposition of sanctions against Springrange and its counsel for untruthful representations made in Springrange's application for a Temporary Restraining Order. Harvard Scientific Corp. also moved to have the action transferred from Las Vegas, Nevada to Reno, Nevada. On April 6, 1998, the Nevada District Court dissolved the Temporary Restraining Order and continued any determination with regard to Springrange" motion for preliminary injunction. Further, on April 27, 1998, and May 4, 1998, respectively, the District Court entered minute orders
(i) transferring the litigation to Reno, Nevada, and (ii) imposing a sanction award against Springrange in the amount of $11,095.76. The court has instructed the Company's counsel to prepare and submit orders consistent with the minute orders.

         5. ALEXANDER H. WALKER JR. V. HARVARD SCIENTIFIC CORP. AND JACKIE R. SEE, M.D., Case No. 980901221 in the Third Judicial District Court in Salt Lake City, Utah, filed on February 6, 1998. In this action, the plaintiff, a former officer, director and General Council to the Company, alleges two causes of action: 1) breach of contract by the Company with respect to his employment agreement, and 2) false representations allegedly made to Walker by the Company. Walker seeks damages in the amount of $420,000 for the breach of contract claim and unspecified damages for the alleged false representation claim. Pursuant to the Company's request, this action was removed to the Federal District Court for the Southern District of Utah. Thereafter, the Company filed a motion to dismiss for lack of personal jurisdiction over the Company in Utah, or in the alternative, to change the venue of the action to the Federal District Court for the District of Nevada. The parties have stipulated to take limited discovery for the purposes of this motion to dismiss. Once such discovery is taken, the matter will be submitted to the Court for determination. The Company denies liability to Walker and has initiated an action against Walker and Nevada Agency & Trust, Co., in the District Court for the State of Nevada (See #8 below).

         6. HARVARD SCIENTIFIC CORP. VS. ALEXANDER H. WALKER JR. AND NEVADA AGENCY & TRUST, CO., Case No. CV98-01959 in the Second Judicial District Court of the State of Nevada in the County of Washoe, filed on March 23, 1998. The Company is seeking to recover damages sustained by the Company as a result of Walker's failure to perform his responsibilities as General Counsel for the Company, and breaches of fiduciary duties owed to the Company by both Walker and Nevada Agency & Trust, Co. Additionally, the Company is seeking indemnity from Walker for damages it sustained and settlements it has been forced to negotiate in other litigation. In response to the Company's complaint, Walker and Nevada Agency & Trust, Co. have filed a Motion to Dismiss or for Stay, arguing that the proper venue for the action is the Third Judicial District Court in Salt Lake City, Utah, or the Federal District Court in Utah. The Company has opposed this motion, and the matter will be submitted to the Court for decision.

OTHER NEGOTIATING MATTERS

         7. On November 3, 1995, BTI entered into an agreement with a European marketer, Pharma Maehle ("Pharma"), whereby Pharma was to establish the European market for the Company's erectile dysfunction product to develop, manufacture, sell, practice and exploit the use of the Company's proprietary license technology. In February 1996, an amendment to the agreement was signed to reflect the transfer of said agreement from BTI to the Company. On March 20, 1996, Section 19.0 (Entire Agreement) was amended to better express the intent of the parties. On December 20, 1996, the Company notified Pharma in writing that it was terminating the agreement for breach of contract and the implied covenant of good faith and fair dealing inherent in all contracts by failing to exercise reasonable diligence to exploit the technology and patent rights. On January 13, 1997, the Company signed a Letter of Understanding with Pharma, whereby the parties would consider working out a formal agreement settling their disputes after seeking advise from legal council. The agreement was to be accomplished within 10 working days from January 13, 1997,and when that did not occur, the Company again notified Pharma of it's intent to terminate any and all agreements with Pharma referencing previous termination notices. Pharma contends the various notices of termination were withdrawn or ineffective and the agreement is enforceable. However, the Company believes they have rightfully terminated the agreement with Pharma, which has been and continues to be in breach of the agreement in any event. The validity of the agreement is currently in dispute.

         On February 19, 1998, the Company renewed it's previous notices of termination and renoticed the termination of the licensing agreement with Pharma, and demanded binding arbitration under Nevada law of the existing disputes between the parties pursuant to the terms of the licensing agreement. The parties have discussed the appointment of an arbitrator. However, Pharma has not yet retained Nevada counsel and no arbitrator has been selected. The Company intends to request the Nevada District Court to compel the arbitration.

         8. On April 21, 1998, the Company issued a Demand Letter to Don Steffens ("Steffens"), former officer and director of the Company, for the return of 125,000 shares of its Common Stock issued to him in 1997 plus the return of $100,000 cash paid to him on April 18, 1997. The shares were issued to Steffens in consideration of his performance as an officer and director of the Company, and were advanced in accordance with his employment contract, for the period beginning May 1997 through May 2000. Steffens resigned his positions as officer and director of the Company on November 14, 1997. However, during such time he held these positions, he undertook various actions which the Company believes were in breach of his fiduciary duty, causing the Company substantial damages. Steffens did not complete the full term of his employment agreement. The Company demands repayment of the $100,000 paid to Steffens in connection with the Springrange debenture issuance.



ITEM NO. 2.  CHANGES IN SECURITIES.

Any Changes regarding the securities of the Company are described in the Company's Form 10-KSB filed March 20, 1998 with the Securities and Exchange Commission. Such information is contained in the section captioned "Market for Common Equity and Related Stockholder Matters" in Part II, Item 5 and such description is incorporated herein by this reference.

ITEM NO. 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM NO 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters have been submitted to a vote of the security holders during the period covered by this report through the solicitation of proxies or otherwise.

ITEM NO. 5.  OTHER INFORMATION.
None.

ITEM NO. 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits
         (2) There is NO plan of acquisition, reorganization, liquidation or succession
         (3)    (i)     Articles of Incorporation , incorporated by reference *
                (ii)    By-laws - incorporated by reference **
         (4)    Instruments, defining the rights of holders, incl. indentures **
         (10)   Materials contracts:
                (i) Securities Purchase Agreement dated March 21, 1997 between the Registrant and Springrange Investment Group,
                Ltd. *, **
                (ii) Financing Agreement between Thomas E. Waite and Dr. Jackie R. See, Directors of the Company - incorporated by reference *

         (11) Statement re: Computation of per share earnings - Explanation not necessary - computation can be clearly determined from the financial statements attached.
         (15) Letter on Unaudited Interim Financial Information - Not applicable.
         (18)   Letter on Changes in Accounting Principles - Not applicable.
         (19)   Report Furnished to Security Holders - Not applicable.
         (22) Published report regarding matters submitted to vote - Not applicable.
         (24)   Power of Attorney - Not applicable.
         (27)   Financial Data Schedule.

         * Incorporated by reference from the Registrant's Form 10-KSB filed March 20, 1998 with the Securities and Exchange Commission.
         ** Incorporated by references from the Registrant's Amendment No. 4 to Form SB-2 filed and effective on August 14, 1997.

B.       Reports on Form 8-K.

     The Registrant filed electronically the Forms 8-K listed below. Such filings are incorporated herein by reference:
(1) Date of 8K report - December 24, 1997, filed December 31, 1997- Item No.6. - Resignation of Registrant's Director Alexander Walker Jr.
(2)  -Date of 8K report - January 15, 1998, filed January 20, 1998 - Item No. 4.
     - Changes in Registrant's Certified Accountants.
(3) Date of 8K Amended report - January 24, 1998, filed January 26, 1998 - Item No. 4. - Amended - Changes in Registrant's Certified Accountants.
(4) Date of 8K report -January 13, 1998, filed January 26, 1998- Item No. 5.- Other Events, Financing Agreement with Thomas E. Waite and Dr. Jackie See.
(5) Date of 8K report - February 19, 1998, filed February 23, 1998 - Item No. 5.- Other Events, Agreement with Pharma Maehle.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 13, 1998


                                     HARVARD SCIENTIFIC CORP
                                          (Registrant)


Date: ______________________        By: ____/s/Thomas E. Waite/_____

                                              Thomas E. Waite
                                              President & CEO