Form 10QSB
period 1998-06-30
HARVARD SCIENTIFIC CORP
filed 1998-08-14
CIK 1006598

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of the
               --------------------------------------------------
                             SECURITIES ACT OF 1934

                  For The Quarterly period ended June 30, 1998
                         Commission File Number 0-28392

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

                                    5,601,547
                                    ---------
                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                               on August 13, 1998
                               ------------------


Traditional Small Business Disclosure Format (Check One):

X   Yes   ____  No

                            HARVARD SCIENTIFIC CORP.
                                      INDEX

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:
         Balance Sheet - Assets
         Balance Sheet - Liabilities and Stockholders' Equity
         Statement of Operations
         Statement of Stockholders' Equity (4 pages)
         Statement of Cash Flows
         Notes to the Financial Statements (15 pages)

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

ITEM 5:
Other Information

ITEM 6:
Exhibits and Reports on Form 8-K

Signatures


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS


                                                                                June 30,     December 31,
                                                                                 1998           1997
                                                                              (Unaudited)     (Audited)
                                                                              ------------   ------------
Current Assets:
     Cash and cash equivalents                                                $   752,230    $   873,199
     Prepaid  expenses                                                             96,967         35,382
     Accounts Receivable - Directors (Note 6 & 8)                               4,984,197         57,711
     Due From Related Parties  (Note 6)                                                 -        852,305
     Deferred debt issue costs (Note 10)                                                -        156,250
                                                                              ------------   ------------

        Total Current Assets                                                    5,833,394      1,974,847
                                                                              ------------   ------------

Equipment and Leasehold Improvements:
     at cost, less accumulated depreciation of $12,228 and
     $11,930 at June 30, 1998 and December 31, 1997 (Note 3)                       38,931         50,704
                                                                              ------------   ------------

Intangible Assets:
     Intellectual Property, net of accumulated amortization
        of $17,821 and $4,147 at June 30, 1998 and
        December 31, 1997, respectively (Note 4)                                1,035,993        156,848
     Organizational cost, net of accumulated amortization of
        $158,118 and $140,686 at June 30, 1998 and
        December 31, 1997, respectively                                            17,432         34,864
                                                                              ------------   ------------

                                                                                1,053,425        191,712
                                                                              ------------   ------------

Other Assets:
     Deposits                                                                       5,314         10,414




        TOTAL ASSETS                                                          $ 6,931,064    $ 2,227,677
                                                                              ============   ============




    The accompanying Notes are an integral part of these financial statements


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                June 30,     December 31,
                                                                                  1998          1997
                                                                               (Unadited)     (Audited)
                                                                              ------------   ------------
Current Liabilities:
    Accounts payable                                                          $    77,600    $    26,370
    Accrued expenses (Note 5 & 10)                                                204,569        131,694
    Obligation under capital lease - current (Note 3)                              10,789         16,979
    Debentures payable - Convertible (Note 10)                                  2,550,000      2,800,000
                                                                              ------------   ------------
       Total Current Liabilities                                                2,842,958      2,975,043
                                                                              ------------   ------------
Long-Term Liabilities:
    Obligation under capital lease - non-current (Note 3)                           6,317          6,317
                                                                              ------------   ------------


Stockholders' Equity:
    Common Stock, $.01 par value; 100,000,000 shares
       authorized; 5,481,855 and 3,344,137 shares issued
       and outstanding at June 30, 1998 and December 31,
       1997, respectively (Note 2 & 12)                                            54,818         33,441
    Additional paid-in capital                                                 15,342,822      8,694,904
    Deficit accumulated during the development stage                          (11,315,851)    (9,482,028)
                                                                              ------------   ------------
       Total Stockholders' Equity                                               4,081,789       (753,683)
                                                                             -------------   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  6,931,064    $ 2,227,677
                                                                             =============   ============



    The accompanying Notes are an integral part of these financial statements



                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                                                                                          1/13/87
                                                                  Three Months Ended           Six Months Ended         (Inception)
                                                               June 30,      June 30,       June 30,       June 30,          to
                                                                1998           1997           1998           1997          6/30/98
                                                             (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                            ------------   ------------   ------------   ------------   ------------
Net Sales                                                   $         -    $         -    $         -    $         -    $   187,387
Cost of  Sales                                                        -              -              -              -        221,557
                                                            ------------   ------------   ------------   ------------   ------------
      Gross Profit                                                    -              -              -              -        (34,170)
                                                            ------------   ------------   ------------   ------------   ------------
Operating Expenses:
    General and administrative expenses                         463,224        842,664      1,051,521      2,698,818      5,387,728
    Research and development                                    215,483        192,839        510,091        193,216      2,313,650
    Depreciation and amortization                                22,606        169,329         38,485        190,326        674,333
                                                            ------------   ------------   ------------   ------------   ------------
      Total Operating Expenses                                  701,313      1,204,832      1,600,097      3,082,360      8,375,711
                                                            ------------   ------------   ------------   ------------   ------------
      Loss from Operations                                     (701,313)    (1,204,832)    (1,600,097)    (3,082,360)    (8,409,881)
                                                            ------------   ------------   ------------   ------------   ------------
Other Income (Expense):
    Settlements                                                       -              -              -              -       (715,629)
    Interest Income                                               1,643            191          4,728            191          6,293
    Dividend Income                                               3,001         18,188          7,628         18,188         59,082
    Interest Expense                                            (39,225)       (79,781)      (234,503)    (1,343,121)    (2,219,636)
    Loss on disposition of Fixed Assets or Securities                 -              -        (11,580)             -        (36,080)
                                                            ------------   ------------   ------------   ------------   ------------
      Total Other Income and Expense                            (34,581)       (61,402)      (233,726)    (1,324,742)    (2,905,971)
                                                            ------------   ------------   ------------   ------------   ------------
Net Loss                                                    $  (735,894)   $(1,266,234)   $(1,833,823)   $(4,407,102)  $(11,315,852)
                                                            ============   ============   ============   ============   ============

Loss per Common Share                                       $     (0.13)   $     (1.07)   $     (0.36)   $     (3.78)   $     (2.14)
                                                            ============   ============   ============   ============   ============

Weighted Average Shares Outstanding (Note 2)                  5,656,943      1,180,146      5,099,867      1,164,618      5,282,395
                                                            ============   ============   ============   ============   ============




   The accompanying Notes are an integral part of these financial statements.


                                         HARVARD SCIENTIFIC CORP.
                                      (A DEVELOPMENT STAGE COMPANY)


                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                        TO JUNE 30, 1998 (UNAUDITED)


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


                                         HARVARD SCIENTIFIC CORP.
                                      (A DEVELOPMENT STAGE COMPANY)

                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                        TO JUNE 30, 1998 (UNAUDITED)

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


                                         HARVARD SCIENTIFIC CORP.
                                      (A DEVELOPMENT STAGE COMPANY)


                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                        TO JUNE 30, 1998 (UNAUDITED)

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
                                        ============  ============  ============  ============  ============


                                         HARVARD SCIENTIFIC CORP.
                                      (A DEVELOPMENT STAGE COMPANY)


                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                        TO JUNE 30, 1998 (UNAUDITED)

                                                 Restated                          Deficit
                                               Common Stock         Additional      From
                                        --------------------------    Paid-in      Inception
                                           Shares        Amount       Capital       To Date        Total
                                        ------------  ------------  ------------  ------------  ------------

Issuance of shares in conversion of
    debt                                  1,036,064         1,036       260,882                     261,918

February 2, 1998, adjustment of shares to
    effect a one-for-ten reverse split  (31,029,693)            -             -                           -

Issuance of shares for a commitment
    to a financing agreement              1,580,278        15,803     4,984,197                   5,000,000

Issuance of shares for services              10,000           100                                       100

Issuance of shares for cash                 200,000         2,000       598,000                     600,000

Net reversal of Receivable due from related
parties reflecting the sale of stock Rule 16(b)                         (17,197)                    (17,197)

Net (loss) for the Quarter ended
     March 31, 1998                                                                (1,097,930)   (1,097,930)
                                        ------------  ------------  ------------  ------------  ------------
BALANCE AT MARCH 31, 1998                 5,238,022   $    52,380   $14,520,786  $(10,579,957)  $ 3,993,209

Issuance of shares for fees and services     10,500           105       124,370                     124,475

Issuance of shares for cash                 233,333         2,333       697,666                     699,999

Net (loss) for the Quarter ended
    June 30, 1998                                 -             -             -      (735,894)     (735,894)
                                        ------------  ------------  ------------  ------------  ------------
Balance June 30, 1998                     5,481,855   $    54,818   $15,342,822  $(11,315,851)  $ 4,081,789
                                        ============  ============  ============  ============  ============

   The accompanying Notes are an integral part of these financial statements.


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS




                                                                                1/13/87
                                                                              (Inception)
                                                    Six Months Ended               to
                                              June 30, 1998  June 30, 1997      6/30/98
                                               (Unaudited)     (Unaudited)     (Unaudited)
                                              -------------   -------------   -------------
Reconciliation of Net Loss to Net Cash
   Used in Operating Activities:

Net Loss                                      $ (1,833,823)   $ (4,407,102)   $(11,315,852)
                                              -------------   -------------   -------------

Adjustments to Reconcile Net Loss to
   Net Cash Provided by (Used in)
   Operating Activities:

   Book value of assets sold                             -               -           6,483
   Loss on disposition of securities or
          fixed assets                             (11,474)                        (11,474)
   Depreciation and amortization                    38,485         190,326         205,583
   Amortization of Debt Issuance cost              156,250               -         625,000
   Issuance of stock for director's fees
      and services                                 124,370       1,052,772       1,374,144
   Issuance of stock for Property Rights                 -               -           2,000
   Issuance of stock in legal settlement                 -               -         795,854
   Discount on Convertible Debentures                    -       1,250,000       1,750,000
   Interest Expense converted to Stock                   -           8,750          86,878
   (Increase) decrease in assets:
     Prepaid expenses                              (77,155)       (163,435)        (77,155)
     Deposits/Retainers                             14,937          (6,000)        (30,858)
   Increase (decrease) in liabilities:
     Accounts payable                               72,572         (14,659)         77,600
     Accrued expenses                               72,876          81,561         217,296
     Due to related parties                              -           2,175        (203,740)
                                              -------------   -------------   -------------
             Total Adjustments                     390,862       2,401,490       4,817,611
                                              -------------   -------------   -------------
Net Cash Used in Operating Activities         $ (1,442,961)   $ (2,005,612)   $ (6,498,241)
                                              =============   =============   =============

Cash Flows from Investing Activities:
   Cash from sale (purchase) of equipment                -         (46,617)        (78,114)
   Cash from sale (purchase) of Intellectual Rights      -               -        (150,000)
   Capitalized organization costs                        -               -        (150,924)
                                              -------------   -------------   -------------

     Net Cash Used in Investing Activities               -         (46,617)       (379,038)
                                              -------------   -------------   -------------
Cash Flows from Financing Activities:
   Proceeds from issuance of capital stock,
     net of offering costs                       1,315,802         125,000       2,687,748
   Proceeds from debt converted to capital stock         -               -         250,000
   Proceeds from debt, net of costs                      -          30,611         438,739
   Proceeds from debentures, net of costs                -       4,375,000       4,375,000
   Principal payments on debt                        6,190         (37,275)       (121,979)
                                              -------------   -------------   -------------
     Net Cash Provided by Financing
         Activities                              1,321,992       4,493,336       7,629,509
                                              -------------   -------------   -------------
Net Increase (Decrease) in Cash                   (120,969)      2,441,107         752,230

Cash at beginning of period                        873,199            (134)              -
                                              -------------   -------------   -------------

Cash at end of period                         $    752,230    $  2,440,973    $    752,230
                                              =============   =============   =============



   The accompanying Notes are an integral part of these financial statements.

                  NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION

NATURE OF BUSINESS:
Harvard Scientific Corp. (the "Company") is a biopharmaceutical drug development company specializing in sexual dysfunction for both male and female. The Company's corporate objective is to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and to determine the potential market for such products. The Company intends to conduct and conclude all clinical testing necessary for regulatory approval of such products from the U.S. Food and Drug Administration ("FDA") or similar regulatory agencies in foreign countries in order to initiate marketing and establish distribution channels for its products.

Thus far, the Company has developed five products designed to ameliorate sexual dysfunction ("SD"):

     1. An Intrameatal therapeutic treatment for male erectile dysfunction ("Male Intrameatal Product")
     2. A topical therapeutic treatment for male erectile dysfunction ("Male Topical Product")
     3. A topical therapeutic treatment for female sexual dysfunction ("Female Topical Product").
     4. An orally administered form of liposomal, lyophilized Apomorphine for the treatment of male erectile dysfunction ("Male Oral Product"), and
     5. An orally administered form of liposomal, lyophilized Apomorphine for the treatment of female sexual dysfunction ("Female Oral Product").

The Company is a development stage enterprise as defined by FASB No. 7. "Accounting and Reporting by Development Stage Enterprises".

The Company plans to focus on its LLPGE1 for the treatment of erectile dysfunction and bring the products to the marketplace. The Company presented the results of its Phase I clinical study on the Male Intrameatal Product to the FDA in April 1997, as part of its pre-Phase II clinical trial meeting. On May 29, 1998, the Company received approval from the FDA of the Phase I study and authorization of Phase II clinical trials for the Male Intrameatal Product. Protocols and research sites for this Phase II study are complete.

On February 17, 1998, The U.S. Patent Office approved and assigned patent No. 5,718,917 to the Company for an invention "PGE1 Containing Lyophilized Liposomes For Use In The Treatment of Erectile Dysfunction," referred to as LLPGE1. In June 1998, the Company filed an application for a patent in numerous regions and countries (Australia, Brazil, Canada, China, the Czech Republic, Eurasia, Europe, Hungary, Iceland, Israel, Japan, Mexico, New Zealand, Norway, Poland, Korea, Singapore, Slovak, Turkey and the Ukraine). In addition, in June 1998, the Company submitted an application with the US Patent and Trademark Office, for its development of a new method for treating male erectile dysfunction via the Intrameatal administration of an aqueous ("liquid") solution containing two vasodilators, PGE1 and Papaverine.


ORGANIZATION:
The Company was incorporated under the laws of the State of Nevada on January 13, 1987. Effective February 2, 1998, the Company approved a 1 for 10 reverse stock split. Shares outstanding went from 34,477,437 on February 1, 1998 to 3,447,769 just after the split. The Company is moving forward with a strategic plan designed to facilitate marketing of its products in a manner which is consistent with enhancing its corporate image and further increasing shareholder value. All figures in this Report give effect to previous stock splits and the reverse stock splits, and previously stated number of shares are appropriately restated. The Company has 100,000,000 shares of Common Stock authorized with 5,481,855 shares issued and outstanding as of June 30, 1998 and 3,344,137 shares issued and outstanding on December 31, 1997.

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

EARNINGS PER SHARE:
The earnings per share calculations were based on the weighted average number of shares outstanding during the period: 5,099,867 for the Period ending June 30, 1998, 1,164,618 for the Period ending June 30, 1997 and 5,282,395 shares outstanding from inception to June 30,1998.

During 1997, Company entered into an agreement with a 6% Debenture holders (see
Note 11 & 13), allowing for the conversion of the debenture on demand. At June 30, 1998, the Company had an outstanding debt balance with the debenture holders of $2,550,000 plus accrued interest of $183,928. On June 30, 1998, if the debenture holders chose to convert their debenture to Common Stock, the converted balance would have calculated to additional 613,152 shares of Common Stock issued for the six months ending June 30, 1998. See Note 10. Fully dilutive earnings per share are not reflected because they are anti-dilutive.

INCOME TAX:
Because of losses sustained since inception, no provision has been made for income tax.

NOTE 3 - EQUIPMENT & LEASEHOLD IMPROVEMENTS

Equipment and building improvements consists of the following:

                                                            June 30, 1998           December 31, 1997
                                                             (Unaudited)                (Audited)
                                                      ---------------------------------------------------
       Equipment & Leasehold Improvements                      $ 51,159                  $ 62,634
       Less: accumulated depreciation                            12,228                    11,930
                                                      ----------------------------------------------------
         Total Net Equipment & Leasehold Improvements          $ 38,931                  $ 50,704
                                                      ----------------------------------------------------

In April 1997, the Company entered into an agreement for the lease of equipment used in the process of sizing Liposomes which the Company uses in the delivery of the Prostaglandin E-1. The total lease amount of $32,893 is to be paid over 24 months. The Company records the lease as a capital lease amortizing payments over the life of the lease.

During December 1996, the Company established its administrative headquarters in Reno, Nevada (see Note 12). In November 1997, the Company established the world headquarters in Lake Mary, Florida. In May 1998, the Company moved the research and development office from Reno, Nevada to Costa Mesa, California. The Company has reduced its need for certain equipment and leasehold improvements because the Company currently does not own manufacturing equipment for its product. The product has been and will continue to be manufactured by third-party manufacturers according to the Company's specifications.


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

During 1997, the Company entered into three additional significant transactions with BTI for the acquisition of intellectual rights, and for the provision of technological, management, fundraising and marketing assistance. In addition, in 1996, the Company incurred costs payable to BTI for consultation and rent of $133,157 and for research and development $50,378 of the LLPGE1 product. During the first quarter 1998, BTI chose to convert the accounts payable balance of $333,535 as a contribution to additional-paid-in-capital.

On November 20, 1997, the Company agreed to exchange 200,000 shares of Common Stock, which has been issued, to BTI for the Intellectual Property Rights to Prostaglandin E1 Lyophilized Liposomes for the use of treatment of Psoriasis. In addition, the Company is to pay BTI $150,000. BTI was to receive a 3% override on royalties of the Psoriasis product. On June 11, 1998, BTI and the Company agreed that BTI would transfer an irrevocable royalty-free license to all intellectual property, intangibles, patents, trade secrets, trademarks, trade names and goodwill relating to BTI that exists or is in development, relating to male and/or female sexual dysfunction, for the return of the intellectual property related to the Psoriasis product that BTI previously had transferred to the Company and the granting to BTI of registration rights (see Note 12) as to all shares of the Company's Common Stock held by BTI on July 20th, 1998. In addition, all royalty agreements with respect to products other than sexual dysfunction have been terminated. In addition, the Company forgave the indebtedness of $892,819 of BTI. The debt forgiveness is treated as part of the cost of the intellectual properties received from BTI. See Note 6.


NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                              June 30, 1998        December 31, 1997
                                                               (Unaudited)              (Audited)
                                                         ---------------------------------------------------
                    Interest on notes and debentures          $     196,922            $     131,694
                    Accrued payroll & payroll taxes                   7,647                        -
                                                         ---------------------------------------------------
                                                   Total      $     204,569            $     131,694
                                                         ---------------------------------------------------

Also see Notes 10 for interest on debentures.


NOTE 6 - RELATED PARTY TRANSACTIONS


1. During 1994, 1995 and 1997, the Company entered into three significant transactions with related parties for the acquisition of intellectual rights, and for the provision of technological, management, fundraising and marketing assistance. Note 4 describes the valuation of these transactions.

2. During 1997, the Company incurred a payable of $150,000 to BTI for the Intellectual Property Rights to Prostaglandin E-1 Lyophilized Liposomes for the use of treatment of Psoriasis. On June 11, 1998, BTI and the Company agreed that BTI would transfer an irrevocable royalty-free license to all its intellectual property relating to sexual dysfunction, for the return of the intellectual property related to the Psoriasis and other non-sexual dysfunction products that BTI previously had transferred. In addition, the Company forgave BTI's indebtedness of $895,819 which was treated as part of the basis of the intellectual properties. See Note 4.

3. During 1996, BTI advanced 20,000 of its shares on behalf of the Company as a subordinated loan agreement. The shares were loaned and are expected to be returned to BTI in 1998. At the time of the advance, the fair market value of the shares transferred was $500,000. During 1997, the Company advanced to BTI $500,000 in connection with this settlement. The $500,000 was part of the forgiven debt of $895,819 described above.

4. In 1997, BTI, a major stockholder of the Company, received $352,305 from the sale of the Company's Common Stock that was subject to recapture by the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934.

     In January 1998, BTI received $40,514 from the sale of the Company's Common Stock that was subject recapture by the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. In January 1998, $40,514 was booked as a receivable from related parties to reflect the recapture. This amount was also part of the forgiven debt of $895,819 described above.

5. During the year, BTI chose to convert the accounts payable balance of $333,535 as a contribution to additional-paid-in-capital.

6. BTI owned approximately 12.6% and 22% of the Company's shares on June 30, 1998 and December 31, 1997, respectively. Dr. Jackie See a Director of the Company and a controlling person of BTI. Dr. Jackie See owned approximately 40.3% of the Common Stock of the Company on June 30, 1998, including the shares owned by BTI and shares that Dr. See has the right to purchase.

7. In November 1997, the Company issued 400,000 shares of Common Stock to Thomas E. Waite, the President and Chairman of the Board, as a signing bonus. The transaction was recorded at par value.

8. The Company has entered into a financing agreement dated January 13, 1998, as amended on February 3, 1998, between Dr. Jackie R. See, Thomas E. Waite and the Company for the funding of the Company up to $10,000,000. Dr. Jackie R. See and Mr. Thomas E. Waite are Directors of the Company. Thomas
     E. Waite is also President and Chief Executive Officer of the Company. On February 3, 1998, the Company issued 790,139 shares to each Dr. Jackie See, M.D. and Thomas E. Waite in connection with this private placement. All shares owned by Dr. Jackie See and Thomas E. Waite, have registration rights. These registration rights have been exercised and upon the registration statement becoming effective, the shares can be sold in accordance with the Securities Act of 1933, subject to state securities laws. See Note 8 and Note 12.

9. The Company often pays for services, fees, and salaries by issuing shares of Common Stock. Most of this stock issued for services must be held for investment to satisfy the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Rule 144 under the statute requires that such stock be held for a year, before it can be sold in accordance with rule 144.

     During 1998, the Company issued a total of 10,000 shares of Common Stock to directors of the Company. These shares were booked at the closing stock price of the Company's Common Stock on the day the stock was issued.

     During 1997, the Company approved the issuance of 1,190,200 shares of Common Stock (restricted) to officers and directors of the Company for prior and current services rendered or signing bonuses. In addition, during 1997 the Company issued 428,400 shares of Common Stock (restricted) for services performed by outside consultants or scientists, and 50,000 shares of Common Stock (restricted) to an employee of the Company as a signing bonus.
     These shares were recorded at par value.

Also see discussions regarding intellectual properties, agreements, and subsequent events in Notes 4, 8, and 12.


NOTE 7 - INCOME TAXES

The Company has federal net operating loss carryforwards for financial statement purposes of approximately $11,213,000 at June 30, 1998, which will be used to offset future earnings of the Company. The loss carryforwards will expire during the years ending 2002 through 2012 if not used.


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

     The promissory notes will begin to accrue interest at 8% on the date the registration statement, being prepared for the Company, becomes effective. See Note 12.

2. On November 3, 1995, BTI entered into an agreement with a European marketer, Pharma Maehle ("Pharma"), whereby Pharma was to establish the European market for the Company's erectile dysfunction product (only the Intrameatal Product) to develop, manufacture, sell, practice and exploit the use of the Company's proprietary license technology. In February 1996, an amendment to the agreement was signed to reflect the transfer of said agreement from BTI to the Company. On March 20, 1996, Section 19.0 (Entire Agreement) was amended to better express the intent of the parties. On December 20, 1996, the Company notified Pharma in writing that it was terminating the agreement for breach of contract and the implied covenant of good faith and fair dealing inherent in all contracts by failing to exercise reasonable diligence to exploit the technology and patent rights. On January 13, 1997, the Company signed a Letter of Understanding with Pharma, whereby the parties would consider working out a formal agreement settling their disputes after seeking advice from legal council. The agreement was to be accomplished within 10 working days from January 13, 1997, and when that did not occur, the Company again notified Pharma of it's intent to terminate any and all agreements with Pharma referencing previous termination notices. Pharma contends the various notices of termination were withdrawn or ineffective and the agreement is enforceable. However, the Company believes it has rightfully terminated the agreement with Pharma, which has been and continues to be in breach of the agreement in any event. The validity of the agreement is currently in dispute.

     On February 19, 1998, the Company renewed it's previous notices of termination and renoticed the termination of the licensing agreement with Pharma, and demanded binding arbitration under Nevada law of the existing disputes between the parties pursuant to the terms of the licensing agreement. The parties have discussed the appointment of an arbitrator. Pharma has retained Nevada counsel; however, no arbitrator has been selected at this time. Once an arbitrator has been selected, the Company will pursue arbitration.

3. On December 1, 1997, the Company renegotiated the consulting agreement with Martin E. Janis & Company, Inc. ("Janis"), dated December 13, 1996, whereby Janis, a public relations agency, is to carry out an extensive financial promotional program including public relations for the Company, in exchange for 50,000 shares of the Company's (restricted) Common Stock plus a fee of $5,000 a month for a period of one year beginning December 1, 1997. The Company recorded the shares at par value.

4. On August 4, 1997, the Company entered into a consulting agreement with Dr. Lorenz M. Hofmann, Ph.D. ("Hofmann"), whereby Hofmann is to lead the clinical development program for liposomal Prostaglandin E-1 for the treatment of male erectile dysfunction. The Company agreed to pay Hofmann $15,000 per month plus 10,000 shares of (restricted) Common Stock. The stock was recorded at par value. On May 29, 1998, the Company terminated his agreement.

5. On August 1, 1997, the Company entered into a consulting agreement with Dr. Irwin Goldstein, M.D. ("Goldstein"), whereas the Company has agreed to pay Goldstein $10,000 upon signing the agreement and $4,000 per month until March 1, 1999. Goldstein is a Professor of Urology and is assisting the Company through the required FDA stages in bringing the LLPGE-1 product to the marketplace. At June 30, 1998, the Company had paid Goldstein $58,000. Effective July 1, 1998, the Company agreed to pay Goldstein $7,500 per month until March 1, 1999.

6. On July 15, 1997, the Company entered into a consulting agreement with Scopes-Garcia-Carlisle Advertising, Inc. ("Scopes"), whereby Scopes will provide professional advertising and marketing, and a public relations promotion plan to help promote the Company's sale of it's product(s) and stock, in exchange for a fee of $3,000 per month beginning August 15, 1997. The agreement expired January 15, 1998 and was not renewed.

7. On March 19, 1997, and again on May 15, 1997, the Company entered into an agreement with Alexander H. Walker, Jr. ("Walker"), former General Counsel, Director and Officer of the Company. Walker was retained as General Counsel as to all legal matters for the Company. In addition, he was to prepare or supervise the preparation of Securities and Exchange Commission filings, contracts and agreements. Walker was to receive $15,000 per month plus the issuance of Common Stock shares of the Company of up to 100,000 shares prorated over a three-year period. In 1997, Walker received $231,678 and issued to himself 105,200 shares of Common Stock. The shares transferred were recorded at par value. In December 1997, the Company terminated all agreements with Walker requesting all records, documents, agreements, the corporate minute book, etc. be turned over to the Company immediately. See
     Note 9.

8. On November 6, 1997, the Company renegotiated the consulting agreement with I.W. Miller & Co. ("Miller") dated September 18, 1997, whereby Miller will provide investor relation consulting services for the Company for a one year term beginning September 18, 1997 expiring September 17, 1998, in exchange for 40,000 shares of the Company's Common Stock (with registration rights). All prior agreements with Miller have been terminated. In November 1997, the shares transferred were recorded at $537,500, the fair market value of the shares on the date the shares were transferred.

9. On November 17, 1997, the Company amended the consulting agreement with Kostech Data Corporation ("Kostech") dated December 31, 1996, whereby Kostech will establish and maintain an ongoing Internet based investor relations program including the reprint and republish of research material on wire service and media, in exchange for 10,000 shares of (restricted) Common Stock of the Company. The agreement expires December 9, 1998.
     The Company recorded the shares at par value.

10. On February 23, 1998, the Company entered into a financing agreement with an independent investor ("Investor"), under which the Investor provided financing of $600,000 to the Company in exchange for 200,000 shares of Common Stock of the Company. If, on the effective date of the registration (see Note 12) of the 200,000 shares under the Securities Act of 1933, the closing bid price of the Company's stock is less than $6.00 per share, the Investor is to receive additional shares calculated by taking the difference between (a) 600,000 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 200,000. In February 1998, the Company received $600,000 and issued 200,000 shares to the Investor.

11. On June 11, 1998, the Company authorized the issuance of 30,000 shares of Common Stock to a consultant of the Company, Medhat Gorgy, as a part of his consultant agreement dated June 10, 1998. Of such shares, 25,000 shares of Common Stock are entitled to registration rights under the Securities Act of 1933 (see Note 12). The 5,000 shares without registration rights plus 3,000 shares with registration rights were issued on June 11, 1998. The balance of 22,000 shares is issuable monthly in lots of 2,000 shares each. The shares issued and issuable to Mr. Gorgy are effected pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. The 8,000 shares issued through June 30, 1998, were valued at the closing bid price on the day the shares were issued.

12. On June 19, 1998, the Company entered into a financing agreement with Ronald E. Patterson, under which Mr. Patterson provided financing of $249,999 to the Company in exchange for 83,333 shares of Common Stock of the Company. If, on the effective date of this Registration Statement (see
     Note 12), the closing bid price of the Company's stock is less than $6.00 per share, Mr. Patterson is to receive additional shares calculated by taking the difference between (a) 249,999 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 83,333.

13. On June 29, 1998 the Company entered into financing agreements with The RK Company, under which The RK Company provided a total financing of $450,000 to the Company in exchange for 150,000 shares of Common Stock of the Company. If, on the effective date of this Registration Statement (see Note
     12), the closing bid price of the Company's stock is less than $6.00 per share, The RK Company is to receive additional shares calculated by taking the difference between (a) 50,000 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 16,667.

14. The Company has the following office lease commitments at June 30, 1998:

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

    c The Company occupies 425 square feet in Reno, Nevada where all accounting operations are maintained. Rent of $425 is paid monthly beginning December 1, 1997 expiring May 3, 1998. The Company has continued on a month-to-month basis. See Note 12.


NOTE 9 - CONTINGENCIES

The Company is a party in certain pending or threatened legal, governmental, administrative, or judicial proceedings that arose in the ordinary course of business. The following includes a list of current pending or threatened proceedings, which are believed not to affect the financial position of the Company in a material way at this time:

     (a) HARVARD SCIENTIFIC CORPORATION V. NEVADA AGENCY & TRUST COMPANY, A NEVADA CORPORATION, and DOES I - V, INCLUSIVE AND ABC CORPORATIONS I-V, INCLUSIVE, Case No. CV98-00017 filed in the District Court of the State of Nevada, Washoe County, Nevada, filed on January 2, 1998. In this action, Harvard filed a request for an injunction against Nevada Agency & Trust Company, Harvard's former transfer agent, to relinquish all records of the Company to a newly appointed transfer agent located in Salt Lake City, Utah. The Company was granted the injunction, and the records were transferred to the new transfer agent on January 6, 1998. The Company is prosecuting this action further to recover damages associated with Nevada Agency's delay in turning over the records in question, and the costs associated with obtaining the injunction. Discovery is ongoing in this matter.

     (b) COGDILL VS. HARVARD SCIENTIFIC CORP., DR. JACKIE R. SEE INDIVIDUALLY AND ON BEHALF OF HARVARD SCIENTIFIC CORP., AND NEVADA AGENCY & TRUST COMPANY, filed in the Superior Court for the State of California, in the County of Los Angeles on June 2, 1997, Case No. KC-025611. Cletus Cogdill, ("Cogdill") a shareholder of the Company alleges that he purchased the Company's Common Stock on March 17, 1994. At that time, Rule 144 under the Securities Act of 1933 required that such stock be held for two years before it could be sold. The certificate was issued on June 17, 1994. On March 18, 1996, Cogdill completed form 144 in an attempt to sell his stock listing his acquisition date as June 17, 1994. On April 12, 1996, Cogdill completed a revised form 144 indicating the shares had been acquired in March 1994, and thereby should be re-issued new free-trading certificates. New certificates were approved and issued to Cogdill but were apparently lost in the mail or lost by Cogdill's broker. Two months later Cogdill sold his stock and due to the reduction in market share price during that time, he claims he lost value of approximately $45,000.

         Cogdill alleges that his stock certificate was improperly dated which caused him to improperly complete his Form 144, thereby causing his loss. In addition, Cogdill alleges the Company made misrepresentations, causing damages of $6,500, plus punitive damages. A non-binding arbitration is scheduled for August 13, 1998.

         Although there can be no guarantee that the Company will prevail, the Company denies both generally and specifically each and every allegation in the complaint. The Company has filed a cross-complaint against Cogdill's brokerage firm for indemnity.

     (c) ERIC N. SAVAGE V. HARVARD SCIENTIFIC CORP., DR. JACKIE SEE, DOES I THROUGH X, Case No. A381022, filed in the District Court, Clark County, Nevada on November 10, 1997. The Plaintiff alleges that the Company restricted Savage from selling his Common Stock in the Company and is seeking damages in excess of $1,260,000 plus attorney fees and costs. The Company filed an answer to Savage's Complaint denying all liability. The discovery process is ongoing in this matter.

     (d) HARVARD SCIENTIFIC CORP. V. SPRINGRANGE INVESTMENT GROUP, Case No. 98 civ. 0735 (DC), filed in the United States District court, Southern District of New York, filed on February 3, 1998. The defendant is the holder of 6% Convertible Debentures issued pursuant to the Securities Purchase Agreement dated March 21, 1997. The Company alleges that the defendant had breached its representations under the agreement by taking a short position and otherwise manipulating the price of the Company's Common Stock. The Company is seeking to recover its damages arising from Springrange's breach of contract and misrepresentations. On January 28, 1998, the investor of the 6% Convertible Debenture gave notice to the Company to convert into Common Stock $250,000 of principal plus interest calculated at $12,863. The conversion calculated at 80% of the market price, calls for the transfer of 525,726 shares of Common Stock to the investor. On January 29, 1998, again the investor of the 6% Convertible Debenture gave notice to the Company to convert into Common Stock $250,000 of principal plus interest calculated at $12,904. The conversion calculated at 80% of the market price, calls for the transfer of 486,859 shares of Common Stock to the investor. The Company has not honored the above requests and will not honor any requests by the defendant to convert the outstanding $2,550,000 principal amount of 6% Convertible Debentures into Common Stock until this matter has been resolved, see (e) below and Note 10.

         On February 18, 1998. Springrange filed a motion to dismiss the Complaint and to enjoin the Company's Financing Agreement with Thomas
         E. Waite and Dr. Jackie R. See. SEE "SELLING STOCKHOLDERS AND PLAN OF DISTRIBUTION - CURRENT FINANCING." Springrange also sought injunctive relief requiring the Company to deliver shares of Common Stock pursuant to notices of conversion filed in January 1998. The Company opposed the motion and requested injunctive relief. In early March 1998, a hearing on the motion was held and the judge granted Springrange's motion to dismiss the Complaint, with leave to amend in 30 days, and in view of the dismissal, denied Springrange's motion for injunctive relief. On April 3, 1998, the Company filed a first amended Complaint against Springrange to recover its damages arising from Springrange's breach of contract, misrepresentations and stock manipulation. Springrange is free to pursue its claims independently or in this action. The matter is in active settlement discussion.

     (e) SPRINGRANGE INVESTMENT GROUP LTD. VS. HARVARD SCIENTIFIC CORP., THOMAS
         E. WAITE, DR. JACKIE R. SEE, MARTIN J. HOLLORAN, ROBERT T. HAYDEN, CURTIS A. ORGILL, Case No. A385912 in the Eighth Judicial Court for the State of Nevada and the County of Clark filed on March 17, 1998. Springrange is seeking to enjoin and nullify the Financing Agreement between the Company and Mr. Waite and Dr. See. On March 18, 1998, Springrange filed an ex-parte Application for Temporary Restraining Order and a Motion for Preliminary Injunction. On March 23, 1998, the Court issued a Temporary Restraining Order against the Company, Mr. Waite and Dr. See. On March 31, 1998, the Company filed a motion to Vacate the Temporary Restraining Order requesting the imposition of sanctions against Springrange and its counsel for untruthful representations made in Springrange's application for a Temporary Restraining Order. The Company also moved to have the action transferred from Las Vegas, Nevada to Reno, Nevada. On April 6, 1998, the Nevada District Court dissolved the Temporary Restraining Order and continued any determination with regard to Springrange's motion for preliminary injunction. Further, the District Court entered orders (i) transferring the litigation to Reno, Nevada, and (ii) imposing a sanction award against Springrange in the amount of $11,095.76. The matter is in active settlement discussion. See Note 10.

     (f) ALEXANDER H. WALKER JR. V. HARVARD SCIENTIFIC CORP. AND JACKIE R. SEE, M.D., Case No. 980901221 in the Third Judicial District Court in Salt Lake City, Utah, filed on February 6, 1998. In this action, the plaintiff, a former officer, director and General Council to the Company, alleges two causes of action: 1) breach of contract by the Company with respect to his employment agreement, and 2) false representations allegedly made to Walker by the Company. Walker seeks damages in the amount of $420,000 for the breach of contract claim and unspecified damages for the alleged false representation claim. Pursuant to the Company's request, this action was removed to the Federal District Court for the Southern District of Utah. Thereafter, the Company filed a motion to dismiss for lack of personal jurisdiction over the Company in Utah, or in the alternative, to change the venue of the action to the Federal District Court for the District of Nevada. The US District Court remanded case back to the Utah State Court. The Company will renew its motion to dismiss for lack of personal jurisdiction in the Utah State Court. The Company denies liability to Walker and has initiated an action against Walker and Nevada Agency & Trust, Co., in the District Court for the State of Nevada (See (g)).

     (g) HARVARD SCIENTIFIC CORP. VS. ALEXANDER H. WALKER JR. AND NEVADA AGENCY & TRUST, CO., Case No. CV98-01959 in the Second Judicial District Court of the State of Nevada in the County of Washoe, filed on March 23, 1998. The Company is seeking to recover damages sustained by the Company as a result of Walker's failure to perform his responsibilities as General Counsel for the Company, and breaches of fiduciary duties owed to the Company by both Walker and Nevada Agency & Trust, Co. Additionally, the Company is seeking indemnity from Walker for damages it sustained and settlements it has been forced to negotiate in other litigation. The Nevada Court has stayed this action pending the outcome of the jurisdictional issued raised in the Utah litigation with Alexander H. Walker, Jr. A motion to consolidate this case with the case referred to in (f) above is pending. (See (f) above).

     (h) ALEXANDER H. WALKER, JR., DON STEFFENS INDIVIDUALLY AND AS TRUSTEE FOR THE STEFFENS FAMILY TRUST, AND IAN HICKS, VS. ATLAS STOCK TRANSFER COMPANY, HARVARD SCIENTIFIC CORP., AND JACKIE R. SEE, M.D., Case No. 98-0905858 in the Third Judicial District Court in the State of Utah in the County of Salt Lake, filed on June 12, 1998. The action alleges share ownership by the Plaintiffs named, and requests the Court to remove any stop transfer orders or other prohibitions against plaintiffs trading of said shares. In addition, Plaintiffs have requested damages in conjunction with any prohibitions placed on the trading of Plaintiffs shares by Atlas Stock Transfer Company, the Company and/or Dr. See. The Company denies Plaintiffs allegations and that Plaintiffs own the shares in question. The shares in dispute include 1) 120,200 shares issued to Alexander H. Walker, Jr., 2) 125,000 shares issued to Don Steffens and/or the Steffens Family Trust, and 3) 25,000 shares issued to Ian Hicks. See (g) and (i).

The financial statements reflect the manner in which the Company has resolved certain litigations:

     (a) On October 27,1997, the Company became a defendant in a U.S. District Court action initiated by Wood Gundy ("Gundy"), a 7% debenture holder. On December 26, 1997, the Company reached an agreement with Gundy electing to convert the balance of $125,000 in 7% convertible debenture plus accrued interest of $14,384 into 1,000,000 shares of Common Stock of the Company. The Company recorded the shares at the fair market value of the Common Stock on the date of the agreement, amounting to $350,000. Approximately $210,600 was expensed to legal settlements in 1997.

     (b) On December 3, 1997, the Company agreed to transfer 15,000 shares as payment in full of an outstanding debt of $90,225 owed to Pyramid Laboratories, Inc. ("Pyramid") by the Company for work performed on the PaGE1 project. The Company maintains a good relationship with Pyramid whereby Pyramid has agreed to perform a six-month stability study for the LLPGE1 product.

     (C) HARVARD SCIENTIFIC CORP. V. VIVUS, INC., Case No. CV-N-97-00562-HDM
         (RAM) United States District Court, District of Nevada, filed October 1, 1997. In a letter dated August 29, 1997 Vivus, Inc. alleges that the product and method used by Harvard Scientific for the treatment of male erectile dysfunction infringed on a patent held by Vivus. On September 16, 1997, the Company responded advising Vivus that they did not infringe on such patent, identifying those claim limitations not present in the defendant's product and methods. On September 19, 1997, Vivus again reiterated its claim of infringement against the Company.

         The Company then filed this complaint for declaratory judgment of non-infringement of the patent. Defendant filed a motion asking for dismissal of the plaintiff's declaratory judgment action on the basis that there is no infringement and, therefore, no actual controversy. Vivus then asserted that its allegation of infringement was premature because the plaintiff's use of its product and method for treating erectile dysfunction is limited to FDA clinical trials which is a non-infringing use under the patent laws. The Company has opposed

         Vivus' motion to dismiss on the basis that it has taken concrete steps toward the commercialization of its product and method and that Vivus' allegation of infringement is damaging the Company's ability to complete FDA clinical trials. On March 16, 1998, the court granted defendants motion for dismissal, without prejudice to the Company renewing the action at an appropriate time.

     Other Negotiating Matters:

     (a) On April 21, 1998, the Company issued a Demand Letter to Don Steffens ("Steffens"), former officer and director of the Company, for the return of 125,000 shares of its Common Stock issued to him in 1997 plus the return of $100,000 cash paid to him on April 18, 1997. The Company believes he is in breach of his fiduciary duty, causing the Company substantial damages. The Company demands repayment of the $100,000 paid to Steffens and a declaration of the invalidity of their shares. See
         Note 12.


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

At June 30, 1998, $2,450,000 of the Debenture plus $75,661 interest on the Debenture had been converted into 385,831 shares of the Company's Common Stock. The debenture principle balance and accrued interest at June 30, 1998 and December 31, 1997 is $2,550,000, $183,928 and $2,800,000, $131,694,
respectively.

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

See Note 8 regarding agreements arranged by the Company and the sale of stock by the Company.


NOTE 12 - SUBSEQUENT EVENTS

1. On July 1, 1998, the Company entered into a settlement agreement between Gensia Sicor Pharmaceuticals, Inc. and agreed to transfer 20,000 shares of Common Stock of the Company in exchange for the release of all claims, demands, etc. arising from a manufacturing agreement with the Company. The shares were transferred on July 8, 1998 and valued at the closing stock price on the date transferred.

2. On July 1, 1998, the Company entered into financing agreements with The RK Company, under which The RK Company provided financing of $50,000 to the Company in exchange for 16,667 shares of Common Stock of the Company. If, on the effective date of this Registration Statement, the closing bid price of the Company's stock was less than $6.00 per share, The RK Company was to receive additional shares calculated by taking the difference between (a) 50,000 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 16,667. The registration statement was effective July 28, 1998 and the closing bid price on that day was $6.62.

3. On July 7, 1998, the Company entered into a financing agreement with Elisabeth & Samuel Valenzisi, under which Mr. and Mrs. Valenzisi provided a total financing of $24,000 to the Company in exchange for 8,000 shares of Common Stock of the Company. If, on the effective date of this Registration Statement, the closing bid price of the Company's stock was less than $6.00 per share, Mr. & Mrs. Valenzisi were to receive additional shares calculated by taking the difference between (a) 24,000 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 8,000. The registration statement was effective July 28, 1998 and the closing bid price on that day was $6.62.

4. The Company held their annual shareholder meeting on July 9, 1998 and voted on the following matters:

     (a) Election of Board of Directors as provided in the Company's Proxy Statement, for continuation of their term (Thomas E. Waite, Dr. Jackie
          R. See, Curtis A. Origill, Martin J. Holloran, and Col. Robert T. Hayden), and

     (b) to ratify and approve the financing agreement dated January 13,1998, and amended February 3, 1998, between the Company and Dr. Jackie R. See, Director and Thomas E. Waite, Director, CEO and President of the Company, and

     (c) to amend the Company's Articles of Incorporation to approve the increase in the number of authorized shares of Common Stock from 10,000,000 to 100,000,000 shares and to authorize 10,000,000 shares of serial or "blank check" preferred stock, and

     (d) to ratify the appointment of Ronald D. Simpkins and Associates, CPA, P.A. as the Company's principal accountants to audit the Company's financial statements for the fiscal year ending December 31, 1998.

     A majority of all shares voted "FOR" all the above matters.


5. On July 9, 1998, the Company changed transfer agents from Atlas Stock Transfer Co. in Salt Lake City, Utah to Olde Monmouth Stock Transfer Co., Inc. in Atlantic Highlands, New Jersey.

6. BIOSPHERE TECHNOLOGY INC. AND HARVARD SCIENTIFIC CORP. VS. DON STEFFENS, INDIVIDUALLY AND AS TRUSTEE FOR THE STEFFENS FAMILY TRUST AND IAN HICKS, Filed in the Superior Court for the County of Los Angeles, State of California, Case No.BC194236, filed on July 14, 1998. On April 21, 1998, the Company issued a Demand Letter to Don Steffens ("Steffens"), former officer and director of the Company, for the return of 125,000 shares of its Common Stock issued to him in 1997 plus the return of $100,000 cash paid to him on April 18, 1997. The shares were issued to Steffens in consideration of his performance as an officer and director of the Company, and were advanced in accordance with his employment contract, for the period beginning May 1997 through May 2000. Steffens resigned his positions as officer and director of the Company on November 14, 1997. Ian Hicks ("Hicks") was issued 25,000 shares of Common Stock in consideration of promised faithful discharge of officer and director duties. Hicks resigned in May 1997. However, during such time they held their positions, they undertook various actions which the Company believes were in breach of their fiduciary duty, causing the Company substantial damages. The Company demands repayment of the $100,000 paid to Steffens, a declaration of the invalidity of their shares, and damages. See Note 10.

7. On July 20, 1998, the Company's filed a registration statement under the Securities Act of 1933, registering 4,166,133 shares of its Common Stock, and was declared effective on July 28th, 1998. The closing bid price of the stock on that day was $6.62. See Note 8.

8. In July 1998, the Company moved the administrative headquarters from Reno, Nevada to Scottsdale, Arizona where all accounting operations are maintained. They occupy 610 square feet and pay rent of $610 monthly beginning July 20, 1998 expiring August 31, 1999.

9. On August 10, 1998, the Company entered into a 1-year consulting agreement with Francis C. Pizzulli, Esq. whereby Mr. Pizzulli is to perform legal advice, service and legal consulting and to retain legal counsel to serve as counsel of record in litigation and arbitration matters to the Company, in exchange for a fee of $10,000 per month plus 45,000 shares of the Company's Common Stock as a signing bonus. The shares issued have registration rights and have been included in the Registration Statement filed with the U.S. Securities and Exchange Commission on July 20, 1998, which became effective on July 28, 1998.

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

OVERVIEW:
---------

         Harvard Scientific Corp. is a biopharmaceutical drug development company. The Company's corporate objective is to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and to determine the potential market for such products. The Company intends to conduct and conclude, either on its own or with the assistance of an industry partner, all clinical testing necessary for regulatory approval of such products from the U.S. Food and Drug Administration ("FDA") and/or similar regulatory agencies in foreign countries in order to initiate marketing and establish distribution channels for its products. The Company is currently giving attention to three products, each of which uses the Company's patented formula of lyophilized liposome Prostaglandin E1 ("LLPGE1"):
(i) an Intrameatal therapeutic treatment for male erectile dysfunction ("Male Intrameatal Product"), (ii) a topically applied cream therapeutic treatment for male erectile dysfunction ("Male Topical Product"), and (iii) topically applied cream therapeutic treatment for female sexual dysfunction ("Female Topical Product"). The Company presented the results of its Phase I clinical study on the Male Intrameatal Product to the FDA in April 1997, as part of its pre-Phase II clinical trial meeting. On May 29, 1998, the Company received approval from the FDA on the Phase I study, and approval to initiate Phase II clinical trials therefor. Protocols and research sites for the Phase II study on the Male Intrameatal Product is complete and the Company is moving forward with its Phase II clinical trials.

         The Company believes that a sizable market already exits for sexual dysfunction and that this market will expand for products that can effectively treat female sexual dysfunction as well as male sexual dysfunction. Independent studies of Dr. Irwin Goldstein, a Professor and Urologist at Boston University School of Medicine and a Consultant to the Company, found that approximately 10-million women in the United States, between the ages of 50 and 74, reported a lack of lubrication on 229-million sexual intercourse occasions and 58.5 percent of the 260 female partners of impotent men he surveyed were affected with some form of sexual dysfunction. The Company believes that a vasodilator such as its Female Topical Product (in which LLPGE1 is reconstituted to form an aqueous solution suspended in a cream base and applied to the female's vaginal area) will provide a solution to this problem by stimulating the production of vaginal fluid and increasing blood flow to the area, thus providing suitable lubrication for sexual intercourse as well as heightened sensation. Toxicity studies will be conducted on female animals before the Company submits its application for an IND in connection with the Female Topical Product to the U.S. food and Drug Administration.

         The Company's Male Topical Product compliments its aqueous solution Male Intrameatal Product. This Male Topical Product will be administered locally to the penis glands as a lotion and is very similar to the Company's new treatment for female sexual dysfunction. The Company has named Dr. Goldstein as its Principal Investigator in trials involving the use of the Company's patented LLPGE1 for the treatment of both male and female sexual dysfunction products. The Company's core technology is covered by a U.S. patent. On August 18, 1997, the Company received a Notification of Allowance for Patent from the U.S. Patent and Trademark Office for "PGE1 CONTAINING LYOPHILIZED LIPOSOMES FOR USE IN THE TREATMENT OF ERECTILE DYSFUNCTION". This is the active drug agent used in the Company's Male Intrameatal, Male Topical and Female Topical Products. The U.S. Patent and Trademark Office issued patent number 5,718,917 to the Company on February 17, 1998.

         The Company also has acquired the rights for an oral delivery treatment for male and female sexual dysfunction via the lyophilized lipsomal delivery of Apomorphine. The Male and Female Oral Products are designed to scientifically manipulate the liposome through the stomach and into the small intestine where it attaches to the intestinal wall, thereby greatly reducing the adverse effects associated with this drug. While the Company believes these products have great potential, it has not independently done any material investigation of these products or of the opportunities to promote them in the marketplace.

         There can be no assurance that any of the Company's products will be commercially successful even if they are scientifically successful and gain FDA and other regulatory approval, none of which is assured.

         During fiscal years 1994 through 1997 and during the first and second quarters of 1998, the Company's activities consisted primarily of raising capital, identifying a core management team, developing a patent application for LLPGE1 and the submission of this application to the U.S. Patent and Trademark office, which resulted in the issuance of Patent No. 5,718,917, concluding manufacturing scale up and initial clinical trials and formulating both a commercialization and clinical development strategy. The Company has considered and evaluated additional products and market potential for those products in order to enhance its own current product portfolio and intends to continue this strategy for future corporate development.

         The Company believes that its strategic plan, which was launched by a new management team in November 1997, will be successful, although there is no assurance that it will be. The Company's management team is currently established, and it is not expected that the Company will need to hire any additional employees during the next twelve months. Since the middle of November 1997: (i) the Company's International Patent Application, No. PCT/US96/18820 (International Publication No. W097/2234) for LLPGE1 received a favorable Preliminary Examination Report, from the U.S. Patent and Trademark Office Examiner acting as the International Preliminary Examining Authority, (ii) a study utilizing gamma radiation instead of standard 0.2 micron filters to sterilize the chemical components used in the Company's products proved successful in the production of "GMP" (Good Manufacturing Practice) product, which should lead to substantial cost savings, (iii) a financing agreement to provide funds of up to $10,000,000 was signed between the Company and its two largest stockholders, Thomas E. Waite, President and Chief Executive Officer of the Company, and Jackie R. See, M.D., F.A.C.C., Director of Research and Development, (iv) financing agreements of independent investors brought in a total of $1,299,999 to the Company to be used toward working capital, and (v) stability studies on LLPGE1 conducted with the collaborative efforts of Pyramid Labs, Inc. in Costa Mesa, California have proven that LLPGE1 remains stable without any degradation and chemical breakdown at room temperature for at least 12-months. These stability studies are ongoing in order to determine the exact shelf life for the Company's products at room temperature.

         Over the next 12 months, the Company's primary focuses will be to 1) proceed with phase II/III clinical trials and product validation of its Male Intrameatal Product to conform to the regulatory process of the FDA, 2) petition the FDA to perform phases I and II of the Male and Female Topical Products immediately 3) continue development with the Male and Female Oral Products, 4) continue monitoring patent applications, and 5) identify companies with similar technologies or companies seeking new proprietary products to strengthen their existing market position and seek the formation of strategic alliances, joint venture arrangements, licensing and distribution agreements, research and development agreements and other collaborative arrangements with major pharmaceutical distribution concerns and/or licensing agreements to eventually assist in the development and distribution of the Company's products.

         It is the belief of the Company that if an agreement with a major industry partner can be secured, the possibility exists that the regulatory process for its products could be expedited. This should enhance the Company's ability to bring its products to market more quickly, thus enabling the Company to make fuller use of the remaining life of its patent for LLPGE1 which was issued February 17, 1998. Without the benefit of an industry partner, the Company believes an 18 to 24 month time-line to obtain regulatory approval of the Male Intrameatal Products is probable, but there can be no assurance that the product will receive FDA approval in that time span, if ever.

         The Company's future success is dependent upon its ability to raise additional funds to complete the commercialization process for its Male Intrameatal Product and its other products either through strategic agreements (i.e. licensing, distribution or joint venture) or through private placements or public issuance of the Company's Common Stock. In the past, the Company has relied upon the private purchase of its securities by accredited investors to raise such funds and may have to rely upon this practice in the future There can be no guarantee that the investors who have been interested in purchasing the Company's securities in the past will be interested in doing so in the future, or that alternative investors will be found, or that public financing or collaborative arrangements will be available on terms satisfactory to the Company.

The Company does not expect to purchase or sell any significant equipment.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING JUNE 30, 1998 AND JUNE 30,
1997
----------------------------------------------------------------------------

         During the second quarter of 1997, the Company began spending for research & development ("R&D") which was initially booked to General & Administrative ("G&A") expense. Later during 1997, these costs were reclassified to accurately reflect expenditures in R&D. Consequently, by comparison, the June 1997 G&A includes almost all the R&D costs incurred for that period. As a result, the costs for the three months ending June 30th should be reviewed by comparing the overall Total Operating Expenses for the three months of $701,313 in 1998 vs. $1,204,832 in 1997, for a decrease of approximately $504,000 in 1998 over 1997. This decrease is primarily a result of reduced legal fees of approximately $210,000 and an overall reduction in consulting fees and payroll paid of $180,000. The balance resulting in an additional saving of $114,000 in 1998 over 1997, a direct result of identifying a core management team in November 1997 and strategically eliminating unnecessary costs.

         With exception to the reclassification discussed above, management anticipates that such general and administrative expenses will continue to be incurred in similar amounts throughout 1998 as the Company obtains additional investment capital and expand its operations. The Company also continues to incur legal expenses in connection with litigation in which the Company is involved.

         For the three months ending June 30, dividend and interest income decreased from 1997 to 1998 by approximately $14,000 while interest expense also decreased significantly in the second quarter 1998as a result of the reduction of the 6% convertible Debenture. Overall, the Company has continued to make efforts to reduce costs and increase operation efficiency. These savings are expected to be reflective throughout the balance of the year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDING JUNE 30, 1998 AND JUNE 30, 1997
-------------------------------------------------------------------------------

         During both quarters ending June 30, 1998 and June 30, 1997, the Company had no net sales, and, accordingly, had no cost of sales for those quarters. During that time, the Company has remained focused on completing the required regulatory review process for its ED product and introducing the new male and the new female sexual dysfunction products. The Company intends to focus on promotions of their products only after completing the regulatory review process.

         For the six months ending June 30, 1998, Total Operating Expenses resulted in a decrease of $1,482,263 in 1998 over 1997. This decrease is primarily a result of a one-time payment of $750,000 in March 1997 for a funding fee and $175,000 paid to officers/directors of the Company in the first quarter of 1997, both a result of securing financing with the 6% Debenture holder. In addition, the Company paid Consultants an additional $302,000 more in 1997 than in 1998 and legal expenses were greater in 1997 by $100,000. The balance resulting in an additional saving of approximately $155,000 in 1998 over 1997, a direct result of identifying a core management team in November 1997 and strategically eliminating unnecessary costs.

         As discussed above, dividend income, interest income and interest expense were all greater in 1997 by $1,264,389, as a direct result of the 6%

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

         At the end of the second quarter of 1998, the Company reported total assets of $6,931,064. This compares with total assets at December 31, 1997 of $2,227,677. The primary reason for this increase in assets is a result of the two promissory notes, totaling $4,984,000 (described above).

         The Company's total current liabilities for the second quarter of 1998 decreased by $132,085 over the total current liabilities at December 31, 1997. The difference is due to the conversion of $250,000 principal of the 6% Convertible Debentures netted against an increase in accounts payable and accrued expenses and a small decrease in lease obligations, for a total net of approximately $118,000.

         The Company issued a total of 2,137,717 shares of common stock during the first half of the year ending June 30, 1998, mostly attributed to the Debentures converted during January 1998 (103,606), securing four additional financing arrangements (2,013,611), shares issued to new directors (10,000) and shares issued for services and fees (10,500). The Company anticipates that it will continue the practice of issuing shares of its common stock as compensation for services rendered to the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's major financial transaction for 1997 incurred during the first quarter was the issuance of $5,000,000 aggregate principal amount of 6% Convertible Debentures on March 21, 1997, resulting in a net receipt of $4,375,000 by the Company for its general operating account. During 1997, the majority of the cash used in the Company's operations came from the issuance of the 6% Convertible Debentures. During the first quarter of 1998, the Company managed to secure two additional financing arrangements: (1) the Company's two principal stockholders, Thomas E. Waite, President and Chief Executive Officer, and Jackie R. See, M.D., F.A.C.C., Director of Research and Development, entered into the Financing Agreement pursuant to which on February 3, 1998 they each made payment of $7,901.39 and gave a promissory note of $2,492,098.61 due March 31, 1999, with a right to purchase an additional $5,000,000 of the Company's Common Stock together. and (2) O. Lee Tawes III, a person otherwise not affiliated with the Company, purchased 200,000 shares of the Company's Common Stock for $600,000, with the right to receive additional shares of Common Stock of the Company if the price per share is below $6.00 when the shares are registered with the U.S. Securities and Exchange Commission. (The Company's Registration Statement filed on July 20, 1998 became effective on July 28, 1998, and the closing bid price on that day was $6.62 per share). During the second quarter of 1998, three additional investors, under the same terms as Mr. Tawes, purchased shares of Common Stock of the Company: 1) Ronald E. Patterson purchased 83,333 shares for $249,999, also with the right to receive additional shares of Common Stock of the Company if the price per share is below $6.00, and
2) RK Company purchased 150,000 shares for $450,000, with the right to receive additional shares of Common Stock of the Company if the price per share is below $6.00. Total monies raised in the second quarter of 1998 were $699,999.

         Funding needed to complete the regulatory process for the Male Intrameatal Product is estimated to be as much as $15,000,000. For the next six months, expected costs to be incurred for research & development is $1,884,000 which includes clinical trials on the Male Intrameatal Product as well as the Male and Female Topical products. Up to an additional $20,000,000 may be required to complete testing and bring to market the Company's additional products. However, regulatory and testing costs per product for these additional products are projected to be lower due to data generated by the CMC, animal and clinical data related to the Male Intrameatal Product.

         The Company expects to obtain capital funds either from the issuance of common stock or debt. It is expected that external sources will be available to provide these funds, but there can be no guarantees of such funding.

                           PART II - OTHER INFORMATION

ITEM NO. 1.  LEGAL PROCEEDINGS.

Registrant hereby references the description of legal proceedings contained in the Registrant's (1) Form 10-QSB for the first quarter 1998 filed with the U.S. Securities and Exchange Commission on May 15, 1998, and (2) Registration Statement, form SB-2, filed with the U.S. Securities and Exchange Commission on July 20, 1998, effective July 28, 1998. The Registrant has reported, herein, legal proceedings which have become a reportable event during the second quarter of 1998 or a reportable event reported in a prior filings in which there has been a material development during the second quarter.

LEGAL PROCEEDINGS:


                  1. ALEXANDER H. WALKER, JR., DON STEFFENS INDIVIDUALLY AND AS TRUSTEE FOR THE STEFFENS FAMILY TRUST, AND IAN HICKS, VS. ATLAS STOCK TRANSFER COMPANY, HARVARD SCIENTIFIC CORP., AND JACKIE R. SEE, M.D., Case No. 98-0905858 in the Third Judicial District Court in the State of Utah in the County of Salt Lake, filed on June 12, 1998. The action alleges share ownership by the Plaintiffs named, and requests the Court to remove any stop transfer orders or other prohibitions against plaintiffs trading of said shares. In addition, Plaintiffs have requested damages in conjunction with any prohibitions placed on the trading of Plaintiffs shares by Atlas Stock Transfer Company, the Company and/or Dr. See. The Company denies Plaintiffs allegations and that Plaintiffs own the shares in question. The shares in dispute include 1) 120,200 shares issued to Alexander H. Walker, Jr., 2) 125,000 shares issued to Don Steffens and/or the Steffens Family Trust, and 3) 25,000 shares issued to Ian Hicks.

Other Negotiating Matters
-------------------------

None

ITEM NO. 2.  CHANGES IN SECURITIES.

Registrant hereby references the description of any Changes in Securities regarding the securities of the Registrant to the Registrants Registration Statement Form SB-2 filed with the U.S. Securities and Exchange Commission on July 20, 1998, effective July 28, 1998. Such information is contained in the sections captioned "Description of Securities" and "Market for Common Equity and Related Stockholder Matters".

ITEM NO. 3. DEFAULTS UPON SENIOR SECURITIES.

The Registrant hereby references the description of any Default upon Senior Securities regarding the securities of the Registrant to the financial information provided in Part I of this Form 10Q-SB. Reference should be made to the disclosure provided in Part I in the "Notes to the Financial Statements",
Note 9 "Contingencies" No. (d) and (e), and in Note 10 "Convertible Debentures".

ITEM NO 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Registrant hereby references the this section to the financial information provided in Part I of this Form 10Q-SB. Reference should be made to the disclosure provided in Part I in the "Notes to the Financial Statements", Note 12 "Subsequent Events" No. (4). However, further information is provided here, as follows:

(a) Annual meeting date July 9, 1998 held in Lake Mary, Florida.
(b) The meeting will involve the election of directors whose term of office as a director will continue after the meeting, as follows:
         1)    Thomas E. Waite
         2)    Dr. Jackie R. See

         3)    Curtis A. Orgill
         4)    Robert T. Hayden
         5)    Martin J. Holloran

(c) The Annual Meeting, held July 9, 1998 (subsequent to this filing period), calculated total of 4,611,721 shares voted of the 5,240,547 shares issued an outstanding on the record date of May 29,. 1998, of which: 1) 4,592,345 voted "FOR" the election of all Directors, and 19,535 shares voted to "WITHHOLD" for Thomas E.
     1) Waite, 12,880 shares voted to "WITHHOLD" for Jackie R. See, M.S., F.A.C.C., 14,000 shares voted to "WITHHOLD" for Curtis A. Orgill, 14,050 shares voted to "WITHHOLD" for Martin J. Holloran, and 14,096 shares voted to "WITHHOLD" for Robert T. Hayden, and ,

     2) 3,568,928 voted "FOR", 167584 voted "AGAINST", and 7,193 voted to "ABSTAIN" on Proposal One: To ratify and approve the Financing Agreement between Dr. Jackie R. See and Thomas E. Waite, and

     3) 3,560,305 voted "FOR", 175,463 voted "AGAINST", and 7,937 voted to "ABSTAIN" on Proposal Two: To Amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 100,000,000 shares, and to authorize 10,000,000 shares of serial or "blank check" Preferred Stock, and

     4) 4,584,616 voted "FOR", 21,065 voted "AGAINST", and 7,000 voted to "ABSTAIN" on Proposal Three: To ratify the appointment of Ronald D. Simpkins and Associates, CPA, P.A. as the Company's principal accountants to audit the Company's financial statements for the fiscal year ending December 31, 1998.


ITEM NO. 5.  OTHER INFORMATION.
None.

                  ITEM NO. 6. EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------------------
A.        Exhibits
          (2) There is NO plan of acquisition, reorganization, liquidation or succession
         (3)   (i)   Articles of Incorporation , incorporated by reference *
               (ii)  By-laws - incorporated by reference *
          (4)  Instruments, defining the rights of holders, incl. indentures *,
               **
          (10) Materials contracts:
               (i)   Securities Purchase Agreement dated March 21, 1997 between the Registrant and
                     Springrange Investment Group, Ltd.  *
               (ii)  Financing Agreement between Thomas E. Waite and Dr. Jackie
                     R. See, Directors of the
                     Company - incorporated by reference *
               (iii) Employment Contract between Thomas E. Waite *
          (11) Statement re: Computation of per share earnings - Explanation not necessary - computation can be clearly determined from the financial statements attached.
          (15) Letter on Unaudited Interim Financial Information - Not applicable.
          (18) Letter on Changes in Accounting Principles - Not applicable.
          (19) Report Furnished to Security Holders - Not applicable.
          (23) Consents of Experts and Counsel- Not applicable.
          (22) Published report regarding matters submitted to vote **
          (24) Power of Attorney - Not applicable.
          (27) Financial Data Schedule -Attached

         * Incorporated by reference from the Registrant's Registration Statement Form SB-2 filed July 20, 1998 with the U.S. Securities and Exchange Commission, effective July 28, 1998.

         ** Incorporated by references from the Registrant's Proxy Statement 14D filed with the U.S. Securities and Exchange Commission on June 5, 1998, for the annual shareholder meeting held July 9, 1998.

B.       Reports on Form 8-K.
         None filed during the reporting period.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 13, 1998


                                            HARVARD SCIENTIFIC CORP
                                                 (Registrant)


Date: August 13, 1998                       By: /s/Thomas E. Waite
      ------------------------------            --------------------------------
                                                Thomas E. Waite
                                                President & CEO