Form 10QSB
period 1998-09-30
HARVARD SCIENTIFIC CORP
filed 1998-10-15
CIK 1006598

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of the
               --------------------------------------------------
                             SECURITIES ACT OF 1934

                For The Quarterly period ended September 30, 1998
                         Commission File Number 0-28392

                            HARVARD SCIENTIFIC CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


Nevada                                                       88-0226455
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                               Identification No.)


                755 Rinehart Road, Suite 100, Lake Mary, FL 32746
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (407) 324-1606
                                                           --------------

                     Common Stock, Par Value $0.01 Per Share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 X   Yes      No
---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                    6,207,547
                                    ---------
                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                               on October 14, 1998
                               -------------------

Traditional Small Business Disclosure Format (Check One):

 X   Yes      No
---      ---

                            HARVARD SCIENTIFIC CORP.
                                      INDEX

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:
         Balance Sheet - Assets
         Balance Sheet - Liabilities and Stockholders' Equity
         Statement of Operations
         Statement of Stockholders' Equity (4 pages)
         Statement of Cash Flows
         Notes to the Financial Statements (16 pages)

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

ITEM 5:
Other Information

ITEM 6:
Exhibits and Reports on Form 8-K

Signatures


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS


                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                             1998            1997
                                                                          (UNAUDITED)      (AUDITED)
                                                                         -------------   -------------
Current Assets:
      Cash and cash equivalents                                          $     90,813    $    873,199
      Prepaid  expenses                                                        75,378          35,382
      Accounts Receivable - Directors (Note 7 & 9)                          4,984,197          57,711
      Due From Related Parties  (Note 7)                                       71,815         852,305
      Deferred debt issue costs (Note 11)                                           -         156,250
                                                                         -------------   -------------

         Total Current Assets                                               5,222,203       1,974,847
                                                                         -------------   -------------

Equipment and Leasehold Improvements:
      at cost, less accumulated depreciation of $15,279 and $11,930
      at September 30, 1998 and December 31, 1997 (Notes 2 & 3)                34,325          50,704
                                                                         -------------   -------------

Intangible Assets:
      Intellectual Property, net of accumulated amortization
         of $35,508 and $4,147 at September 30, 1998 and
         December 31, 1997, respectively (Note 4)                           1,018,306         156,848
      Organizational cost, net of accumulated amortization of
         $166,834 and $140,686 at September 30, 1998 and
         December 31, 1997, respectively                                        8,716          34,864
                                                                         -------------   -------------

                                                                            1,027,022         191,712
                                                                         -------------   -------------

Other Assets:
      Deposits                                                                  5,499          10,414
      Product Inventory (Note 5)                                               18,000


         TOTAL ASSETS                                                    $  6,307,049    $  2,227,677
                                                                         =============   =============




    The accompanying Notes are an integral part of these financial statements


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1998            1997
                                                                  UNAUDITED)     (AUDITED)
                                                                -------------   -------------
CURRENT LIABILITIES:
     Accounts payable                                           $    134,464    $     26,370
     Accrued expenses (Note 6)                                        29,410         131,694
     Obligation under capital lease - current (Note 3)                 8,222          16,979
     Debentures payable - Convertible (Note 11)                            -       2,800,000
                                                                -------------   -------------

        TOTAL CURRENT LIABILITIES                                    172,096       2,975,043
                                                                -------------   -------------

LONG-TERM LIABILITIES:
     Obligation under capital lease - non-current (Note 3)             6,317           6,317
                                                                -------------   -------------




STOCKHOLDERS' EQUITY:
     Common Stock, $.01 par value; 100,000,000 shares
       authorized; 6,207,547 and 3,344,137 shares issued
       and outstanding at September 30, 1998 and
       December 31, 1997, respectively (Note 2)                       62,076          33,441
     Preferred Stock, 10,000,000 shares authorized, none
        issued and outstanding at September 30, 1998 (Note 2)              -               -
     Additional paid-in capital                                   18,594,465       8,694,904
     Deficit accumulated during the development stage            (12,527,905)     (9,482,028)
                                                                -------------   -------------

        TOTAL STOCKHOLDERS' EQUITY                                 6,128,636        (753,683)
                                                                -------------   -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  6,307,049    $  2,227,677
                                                                =============   =============



    The accompanying Notes are an integral part of these financial statements


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                     THREE MONTHS ENDED               NINE MONTHS ENDED        (INCEPTION)
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,       TO
                                                   1998            1997           1998           1997          9/30/98
                                               (UNAUDITED)     (UNAUDITED)     (UNAUDITED)    (UNAUDITED)      (UNAUDITED)
                                               -------------   -------------   -------------  --------------    ------------
NET SALES                                      $          -    $          -    $          -    $          -    $    187,387
COST OF  SALES                                            -               -               -               -         221,557
                                               -------------   -------------   -------------  --------------    ------------

      GROSS PROFIT                                        -               -               -               -         (34,170)
                                               -------------   -------------   -------------  --------------    ------------

OPERATING EXPENSES:
    General and administrative expenses             718,944        (732,309)      1,770,464       1,966,508       6,106,672
    Research and development                        352,443         701,185         862,534         894,401       2,666,093
    Depreciation and amortization                    29,454         152,573          67,939         342,899         703,787
                                               -------------   -------------   -------------  --------------    ------------

      TOTAL OPERATING EXPENSES                    1,100,841         121,449       2,700,937       3,203,808       9,476,552
                                               -------------   -------------   -------------  --------------    ------------

      LOSS FROM OPERATIONS                       (1,100,841)       (121,449)     (2,700,937)     (3,203,808)     (9,510,722)
                                               -------------   -------------   -------------  --------------    ------------

OTHER INCOME (EXPENSE):
    Settlements (Note 9)                           (165,000)        (10,000)       (165,000)        (10,000)       (880,629)
    Interest Income                                  72,528              26          77,256             217          78,821
    Dividend Income                                   3,782          19,523          11,410          37,711          62,864
    Interest Expense                                (22,524)        (68,175)       (257,026)     (1,411,296)     (2,242,160)
    Loss on disposition of Fixed Assets                   -               -         (11,580)              -         (36,080)
                                               -------------   -------------   -------------  --------------    ------------
     or Securities
      TOTAL OTHER INCOME AND EXPENSE               (111,214)        (58,626)       (344,940)     (1,383,368)     (3,017,185)
                                               -------------   -------------   -------------  --------------    ------------

NET LOSS                                       $ (1,212,055)   $   (180,075)   $ (3,045,877)   $ (4,587,176)   $(12,527,907)
                                               =============   =============   =============   =============   =============

LOSS PER COMMON SHARE                          $      (0.21)   $      (0.09)   $      (0.59)   $      (3.25)
                                               =============   =============   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 2)      5,643,101       1,904,102       5,150,154       1,410,839
                                               =============   =============   =============   =============




   The accompanying Notes are an integral part of these financial statements.


                                         HARVARD SCIENTIFIC CORP.
                                      (A DEVELOPMENT STAGE COMPANY)


                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                    TO SEPTEMBER 30, 1998 (UNAUDITED)


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


                                         HARVARD SCIENTIFIC CORP.
                                      (A DEVELOPMENT STAGE COMPANY)


                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                    TO SEPTEMBER 30, 1998 (UNAUDITED)

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


                                         HARVARD SCIENTIFIC CORP.
                                      (A DEVELOPMENT STAGE COMPANY)


                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                    TO SEPTEMBER 30, 1998 (UNAUDITED)


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
                                        ============  ============  ============  ============  ============


                                         HARVARD SCIENTIFIC CORP.
                                      (A DEVELOPMENT STAGE COMPANY)



                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                    TO SEPTEMBER 30, 1998 (UNAUDITED)

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


                                         HARVARD SCIENTIFIC CORP.
                                      (A DEVELOPMENT STAGE COMPANY)



                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                    TO SEPTEMBER 30, 1998 (UNAUDITED)

                                                 Restated                          Deficit
                                               Common Stock         Additional      From
                                        --------------------------    Paid-in      Inception
                                           Shares        Amount       Capital       To Date        Total
                                        ------------  ------------  ------------  ------------  ------------

Issuance of shares in for fees
    and services                            101,000         1,010       396,990                     398,000

Issuance of shares for cash                  24,667           247        73,753                      74,000

Issuance of shares for legal
    settlement                              600,000         6,000     2,762,900                   2,768,900

Inventory                                                                18,000                      18,000

Net (loss) for the Quarter
    ended September 30, 1998                      -             -             -    (1,212,055)   (1,212,055)
                                        ------------  ------------  ------------  ------------  ------------
BALANCE AT SEPTEMBER 30, 1998             6,207,522   $    62,076   $18,594,465  $(12,527,905)  $ 6,128,636
                                        ============  ============  ============  ============  ============

   The accompanying Notes are an integral part of these financial statements.


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS




                                                                                                     1/31/87
                                                                     NINE MONTHS ENDED             (INCEPTION)
                                                          --------------------------------------       TO
                                                          SEPTEMBER 30, 1998 SEPTEMBER 30, 1997      9/30/98
                                                            (UNAUDITED)             (UNAUDITED)    (UNAUDITED)
                                                          -------------            -------------  -------------
RECONCILIATION OF NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:

NET LOSS                                                  $ (3,045,877)            $ (4,587,176)   $(12,527,907)
                                                          -------------            -------------   -------------

ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:

   Book value of assets sold                                          -                       -           6,483
   Loss on disposition of securities or fixed assets             13,030                       -          13,030
   Depreciation and amortization                                 60,859                 342,899         227,957
   Amortization of Debt Issuance cost                                 -                       -         468,750
   Issuance of stock for director's fees
      and services                                              327,575                   7,586       1,577,349
   Issuance of stock for Property Rights                        375,000                       -         377,000
   Issuance of stock in legal settlement                        165,000                       -         960,854
   Discount on Convertible Debentures                                 -               1,250,000       1,750,000
   Interest Expense converted to Stock                                -                  35,329          86,880
   (Increase) decrease in assets:
     Prepaid expenses & Other Assets                            (14,145)                    865         (14,145)
     Deposits/Retainers                                         (34,882)                 (5,700)        (80,677)
   Increase (decrease) in liabilities:
     Accounts payable                                           129,436                 (22,414)        134,463
     Accrued expenses                                          (123,625)                168,452          20,794
    Due to related parties                                            -                  (7,325)       (203,740)
                                                           -------------           -------------   -------------

             TOTAL ADJUSTMENTS                                  898,248               1,769,692       5,324,999
                                                           -------------           -------------   -------------


NET CASH USED IN OPERATING ACTIVITIES                      $ (2,147,629)           $ (2,817,484)   $ (7,202,908)
                                                           =============           =============   =============

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash from sale (purchase) of equipment                             -                 (52,810)        (78,114)
   Cash from sale (purchase) of Intellectual Rights                   -                       -        (150,000)
   Capitalized organization costs                                     -                       -        (150,924)
                                                           -------------           -------------   -------------


     NET CASH USED IN INVESTING ACTIVITIES                            -                 (52,810)       (379,038)
                                                           -------------           -------------   -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of capital stock,
     net of offering costs                                    1,373,999                 125,000       2,745,945
   Proceeds from debt converted to capital stock                      -                       -         250,000
   Proceeds from debt, net of costs                                   -                  27,043         438,739
   Proceeds from debentures, net of costs                             -               4,375,000       4,375,000
   Principal payments on debt                                    (8,756)                (37,275)       (136,925)
                                                           -------------           -------------   -------------


     NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                           1,365,243               4,489,768       7,672,759
                                                           -------------           -------------   -------------


NET INCREASE (DECREASE) IN CASH                                (782,386)              1,619,474          90,813

CASH AT BEGINNING OF PERIOD                                     873,199                    (134)              -
                                                           -------------           -------------   -------------

CASH AT END OF PERIOD                                      $     90,813            $  1,619,340    $     90,813
                                                           =============           =============   =============


   The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1998 and
                Audited Financial Statements at December 31, 1997


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

Thus far, the Company is in the process of developing five products designed to ameliorate sexual dysfunction:

     1. An Intraureathral therapeutic treatment for male erectile dysfunction ("Male Intraureathral Product")
     2. A topical therapeutic treatment for male erectile dysfunction ("Male Topical Product")
     3. A topical therapeutic treatment for female sexual dysfunction ("Female Topical Product").
     4. An orally administered form of liposomal, lyophilized Apomorphine for the treatment of male erectile dysfunction ("Male Oral Product"), and
     5. An orally administered form of liposomal, lyophilized Apomorphine for the treatment of female sexual dysfunction ("Female Oral Product").

The Company is a development stage enterprise as defined by FASB No. 7. "Accounting and Reporting by Development Stage Enterprises".

The Company plans to focus on its LLPGE1 for the treatment of erectile dysfunction and bring the products to the marketplace. The Company presented the results of its Phase I clinical study on the Male Intraureathral Product to the FDA in April 1997, as part of its pre-Phase II clinical trial meeting. On May 29, 1998, the Company received approval from the FDA of the Phase I study and authorization of Phase II clinical trials for the Male Intraureathral Product. Protocols and research sites for this Phase II study are complete.

On February 17, 1998, The U.S. Patent Office approved and assigned patent No. 5,718,917 to the Company for an invention "PGE1 Containing Lyophilized Liposomes For Use In The Treatment of Erectile Dysfunction," referred to as LLPGE1. In June 1998, the Company filed an application for a patent in numerous regions and countries (Australia, Brazil, Canada, China, the Czech Republic, Eurasia, Europe, Hungary, Iceland, Israel, Japan, Mexico, New Zealand, Norway, Poland, Korea, Singapore, Slovak, Turkey and the Ukraine). In addition, in June 1998, the Company submitted an application with the US Patent and Trademark Office, for its development of a new method for treating male erectile dysfunction via the Intraureathral administration of an aqueous ("liquid") solution containing two vasodilators, PGE1 and Papaverine.


ORGANIZATION:
The Company was incorporated under the laws of the State of Nevada on January 13, 1987. Effective February 2, 1998, the Company approved a 1 for 10 reverse stock split. Shares outstanding went from 34,477,437 on February 1, 1998 to 3,447,769 just after the split. The Company is moving forward with a strategic plan designed to facilitate marketing of its products in a manner which is consistent with enhancing its corporate image and further increasing shareholder

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1998 and
                Audited Financial Statements at December 31, 1997


value. All figures in this Report give effect to previous stock splits and the reverse stock splits, and previously stated number of shares are appropriately restated. The Company has 100,000,000 shares of Common Stock authorized with 6,205,547 shares issued and outstanding as of September 30, 1998 and 3,344,137 shares issued and outstanding on December 31, 1997. In addition, on July 9, 1998, the shareholders of the Company authorized 10,000,000 shares of "blank check" Preferred Stock, none outstanding on September 30, 1998.

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

EARNINGS PER SHARE:
The earnings per share calculations were based on the weighted average number of shares outstanding during the period: 5,150,154 for the Period ending September 30, 1998 and 1,410,839 for the Period ending September 30, 1997.

Fully dilutive earnings per share are not reflected because they are anti-dilutive.

INCOME TAX:
Because of losses sustained since inception, no provision has been made for income tax.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1998 and
                Audited Financial Statements at December 31, 1997


NOTE 3 - EQUIPMENT & LEASEHOLD IMPROVEMENTS

Equipment and building improvements consists of the following:

                                         September 30, 1998   December 31, 1997
                                             (Unaudited)          (Audited)
                                       -----------------------------------------
 Equipment & Leasehold Improvements            $ 49,604           $ 62,634
 Less: accumulated depreciation                  15,279             11,930
                                       -----------------------------------------
    Total Net Equipment & Leasehold            $ 34,325           $ 50,704
      Improvements
                                       -----------------------------------------

In April 1997, the Company entered into an agreement for the lease of equipment used in the process of sizing Liposomes which the Company uses in the delivery of the Prostaglandin E-1. The total lease amount of $32,893 is to be paid over 24 months. The Company records the lease as a capital lease amortizing payments over the life of the lease.

During December 1996, the Company established its administrative headquarters in Reno, Nevada. In November 1997, the Company established the world headquarters in Lake Mary, Florida. In May 1998, the Company moved the research and development office from Irvine, California to Costa Mesa, California. In July 1998, the Company moved it's administrative headquarters from Reno, Nevada to Scottsdale, Arizona. The Company has reduced its need for certain equipment and leasehold improvements because the Company currently does not own manufacturing equipment for its product. The product has been and will continue to be manufactured by third-party manufacturers according to the Company's specifications.


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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1998 and
                Audited Financial Statements at December 31, 1997


On November 20, 1997, the Company agreed to exchange 200,000 shares of Common Stock, which has been issued, to BTI for the Intellectual Property Rights to Prostaglandin E1 Lyophilized Liposomes for the use of treatment of Psoriasis. In addition, the Company is to pay BTI $150,000. BTI was to receive a 3% override on royalties of the Psoriasis product. On June 11, 1998, BTI and the Company agreed that BTI would transfer an irrevocable royalty-free license to all intellectual property, intangibles, patents, trade secrets, trademarks, trade names and goodwill relating to BTI that exists or is in development, relating to male and/or female sexual dysfunction, for the return of the intellectual property related to the Psoriasis product that BTI previously had transferred to the Company and the granting to BTI registration rights (effective July 28, 1998) as to all shares of the Company's Common Stock held by BTI on July 20th, 1998. In addition, all royalty agreements with respect to products other than sexual dysfunction have been terminated. In addition, the Company forgave the indebtedness of $892,819 of BTI. The debt forgiveness is treated as part of the cost of the intellectual properties received from BTI. See Note 7.


NOTE 5 - INVENTORY

In September 1998, the Company received 30 grams of Prostaglandin PGE-1 with a value of $600 a gram or $18,000, from Pharmacia-Upjohn for future use in manufacturing clinical lots. The Company received this product, free of charge, in good faith with the possibility of future business cooperation.


NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                         September 30, 1998   December 31, 1997
                                             (Unaudited)          (Audited)
                                       -----------------------------------------
  Interest on notes and debentures             $      -            $ 131,694
  Accrued payroll & payroll taxes                29,410                    -
                                       -----------------------------------------

                                 Total         $ 29,410            $ 131,694
                                       -----------------------------------------

Also see Notes 11 for interest on debentures.


NOTE 7 - RELATED PARTY TRANSACTIONS


1. During 1994, 1995 and 1997, the Company entered into three significant transactions with related parties for the acquisition of intellectual rights, and for the provision of technological, management, fundraising and marketing assistance. Note 4 describes the valuation of these transactions.

2. During 1997, the Company incurred a payable of $150,000 to BTI for the Intellectual Property Rights to Prostaglandin E-1 Lyophilized Liposomes for the use of treatment of Psoriasis. On June 11, 1998, BTI and the Company agreed that BTI would transfer an irrevocable royalty-free license to all its intellectual property relating to sexual dysfunction, for the return of the intellectual property related to the Psoriasis and other non-sexual dysfunction products that BTI previously had transferred. In addition, the Company forgave BTI's indebtedness of $895,819, which was treated as part of the basis of the intellectual properties. See Note 4.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1998 and
                Audited Financial Statements at December 31, 1997


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

6. BTI owned approximately 10.5% and 22% of the Company's shares on September 30, 1998 and December 31, 1997, respectively. Dr. Jackie See a Director of the Company and a controlling person of BTI. Dr. Jackie See owned approximately 35% of the Common Stock of the Company on September 30, 1998, including the shares owned by BTI and shares that Dr. See has the right to purchase (296,302 shares)(see Note 9).

7. In November 1997, the Company issued 400,000 shares of Common Stock to Thomas E. Waite, the President and Chairman of the Board, as a signing bonus. The transaction was recorded at par value.

8. The Company has entered into a financing agreement dated January 13, 1998, as amended on February 3, 1998, between Dr. Jackie R. See, Thomas E. Waite and the Company for the funding of the Company up to $10,000,000. Dr. Jackie R. See and Mr. Thomas E. Waite are Directors of the Company. Thomas
     E. Waite is also President and Chief Executive Officer of the Company. On February 3, 1998, the Company issued 790,139 shares to each Dr. Jackie See, M.D. and Thomas E. Waite in connection with this private placement. All shares owned by Dr. Jackie See and Thomas E. Waite, have registration rights. These registration rights have been exercised and upon the registration statement becoming effective (July 28, 1998), the shares can be sold in accordance with the Securities Act of 1933, subject to state securities laws. See Note 9.

9. The Company often pays for services, fees, and salaries by issuing shares of Common Stock. Most of this stock issued for services must be held for investment to satisfy the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Rule 144 under the statute requires that such stock be held for a year, before it can be sold in accordance with rule 144.

     During 1998, the Company issued a total of 1,590,278 shares of Common Stock to directors of the Company. 10,000 of these shares were booked at the closing stock price of the Company's Common Stock on the day the stock was issued and the balance of 1,580,278 was issued in conjunction with the Waite and See Agreement, see Note 9.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1998 and
                Audited Financial Statements at December 31, 1997


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

     During 1998, the Company has issued 111,525 shares of Common Stock for services performed by outside consultants.

     Also see discussions regarding intellectual properties, agreements, and subsequent events in Notes 4 and 9.


NOTE 8 - INCOME TAXES

     The Company has federal net operating loss carryforwards for financial statement purposes of approximately $12,500,000 at September 30, 1998, which will be used to offset future earnings of the Company. The loss carryforwards will expire during the years ending 2002 through 2012 if not used.


NOTE 9 - CONTRACTS & AGREEMENTS

1. A financing agreement dated January 13, 1998, as amended on February 3, 1998 was entered into between Dr. Jackie R. See, Thomas E. Waite and the Company for the funding of the Company up to $10,000,000. The agreement as so amended, calls for initial funding of $5,000,000 in exchange for 1,580,278 shares of Common Stock, with registration rights, calculated at $3.164 per share (the average closing bid price per share of the Common Stock for the 10 days ending January 12, 1998, and adjusted for the 1 for 10 reverse split effective February 2, 1998). This initial funding was effected on February 3, 1998 by the delivery of a check for $7,901.39 and Promissory Notes to March 31, 1999 in the principal amount of $2,492,098.61, bearing interest at the rate of 1% above prime and secured by the shares purchased from each of Dr. See and Mr. Waite. Subsequent funding is at the discretion of the investors and can be purchased in tranches of $500,000 to $2,000,000 up to an aggregate of $10,000,000, including the initial funding, prior to April 1, 1999. The future funding price is $6.328 per share for the next $2,500,000 and $12.626 per share for the last $2,500,000 (as adjusted to reflect the 1 for 10 reverse stock split effective February 2, 1998). Dr. Jackie R. See and Mr. Thomas E. Waite are Directors of the Company. Thomas E. Waite is also President and Chief Executive Officer of the Company. On February 3, 1998, the Company issued 790,139 shares to each Dr. Jackie See, M.D. and Thomas E. Waite in connection with this private placement with registration rights effective July 28, 1998. A fairness opinion has been obtained in connection with this Financing Agreement from HD Brous & Co., Inc., a New York Stock Exchange member firm located in Phoenix, Arizona.

     The promissory began to accrue interest at 8% on the date the registration statement for these shares became effective (July 28, 1998). At September 30, 1998, the Company has accrued interest income of $71,815 on these notes.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1998 and
                Audited Financial Statements at December 31, 1997


2. On November 3, 1995, BTI entered into an agreement with a European marketer, Pharma Maehle ("Pharma"), whereby Pharma was to establish the European market for the Company's erectile dysfunction product (only the Intraureathral Product) to develop, manufacture, sell, practice and exploit the use of the Company's proprietary license technology. In February 1996, an amendment to the agreement was signed to reflect the transfer of said agreement from BTI to the Company. On March 20, 1996, Section 19.0 (Entire Agreement) was amended to better express the intent of the parties. On December 20, 1996, the Company notified Pharma in writing that it was terminating the agreement for breach of contract and the implied covenant of good faith and fair dealing inherent in all contracts by failing to exercise reasonable diligence to exploit the technology and patent rights. On January 13, 1997, the Company signed a Letter of Understanding with Pharma, whereby the parties would consider working out a formal agreement settling their disputes after seeking advice from legal council. The agreement was to be accomplished within 10 working days from January 13, 1997, and when that did not occur, the Company again notified Pharma of it's intent to terminate any and all agreements with Pharma referencing previous termination notices. Pharma contends the various notices of termination were withdrawn or ineffective and the agreement is enforceable. However, the Company believes it has rightfully terminated the agreement with Pharma, which has been and continues to be in breach of the agreement in any event. The validity of the agreement is currently in dispute.

     On February 19, 1998, the Company renewed it's previous notices of termination and renoticed the termination of the licensing agreement with Pharma, and demanded binding arbitration under Nevada law of the existing disputes between the parties pursuant to the terms of the licensing agreement. Pharma has retained Nevada counsel and arbitration is being pursued. Discovery is presently scheduled to be completed by November 20, 1998 and arbitration is scheduled for the week of November 30, 1998 in Reno, Nevada.

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

5. On August 1, 1997, the Company entered into a consulting agreement with Dr. Irwin Goldstein, M.D. ("Goldstein"), whereas the Company has agreed to pay Goldstein $10,000 upon signing the agreement and $4,000 per month until March 1, 1999. Effective July 1, 1998, the Company agreed to pay Goldstein $7,500 per month until March 1, 1999. Goldstein is a Professor of Urology and is assisting the Company through the required FDA stages in bringing the LLPGE-1 product to the marketplace. At September 30, 1998, the Company had paid Goldstein $93,500.

6. On July 15, 1997, the Company entered into a consulting agreement with Scopes-Garcia-Carlisle Advertising, Inc. ("Scopes"), whereby Scopes will provide professional advertising and marketing, and a public relations promotion plan to help promote the Company's sale of it's product(s) and stock, in exchange for a fee of $3,000 per month beginning August 15, 1997. The agreement expired January 15, 1998 and was not renewed. The Company disputed a balance of $5,900.64 and in conjunction with the recent legal settlement with Alexander Walker, Jr., it was agreed the Company would pay Scopes this remaining balance. This amount of $5,900.64 was accrued at September 30, 1998. See Note 10.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1998 and
                Audited Financial Statements at December 31, 1997


7. On March 19, 1997, and again on May 15, 1997, the Company entered into an agreement with Alexander H. Walker, Jr. ("Walker"), former General Counsel, Director and Officer of the Company. Walker was retained as General Counsel as to all legal matters for the Company. In addition, he was to prepare or supervise the preparation of Securities and Exchange Commission filings, contracts and agreements. Walker was to receive $15,000 per month plus the issuance of Common Stock shares of the Company of up to 100,000 shares prorated over a three-year period. In 1997, Walker received $231,678 and issued to himself 105,200 shares of Common Stock. The shares transferred were recorded at par value. In December 1997, the Company terminated all agreements with Walker requesting all records, documents, agreements, the corporate minute book, etc. be turned over to the Company immediately. See
     Note 10 (d) through (h).

8. On November 6, 1997, the Company renegotiated the consulting agreement with I.W. Miller & Co. ("Miller") dated September 18, 1997, whereby Miller will provide investor relation consulting services for the Company for a one year term beginning September 18, 1997 expiring September 17, 1998, in exchange for 40,000 shares of the Company's Common Stock (with registration rights). All prior agreements with Miller have been terminated. In November 1997, the shares transferred were recorded at $537,500, the fair market value of the shares on the date the shares were transferred.
     The Company did not renew this agreement with Miller.

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

10. On February 23, 1998, the Company entered into a financing agreement with an independent investor ("Investor"), under which the Investor provided financing of $600,000 to the Company in exchange for 200,000 shares of Common Stock of the Company. The agreement states that if on the effective date of the Registration Statement, the closing bid price of the Company's stock is less than $6.00 per share, the Investor is to receive additional shares calculated by taking the difference between (a) 600,000 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 200,000. In February 1998, the Company received $600,000 and issued 200,000 shares to the Investor. The Registration Statement was effective July 28, 1998 and the closing bid price on that day was $6.62.

11. On June 11, 1998, the Company authorized the issuance of 30,000 shares of Common Stock to a consultant of the Company, Medhat Gorgy, as a part of his consultant agreement dated June 10, 1998. Of such shares, 25,000 shares of Common Stock are entitled to registration rights under the Securities Act of 1933. The 5,000 shares without registration rights plus 3,000 shares with registration rights were issued on June 11, 1998. The balance of 22,000 shares is issuable monthly in lots of 2,000 shares each. The shares issued and issuable to Mr. Gorgy are effected pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. The 8,000 shares issued through June 30, 1998 were valued at the closing bid price on the day the shares were issued. The Registration Statement was effective July 28, 1998 and the closing bid price on that day was $6.62.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1998 and
                Audited Financial Statements at December 31, 1997


12. On June 19, 1998, the Company entered into a financing agreement with Ronald E. Patterson, under which Mr. Patterson provided financing of $249,999 to the Company in exchange for 83,333 shares of Common Stock of the Company. If, on the effective date of the Registration Statement, the closing bid price of the Company's stock is less than $6.00 per share, Mr. Patterson is to receive additional shares calculated by taking the difference between (a) 249,999 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 83,333. The Registration Statement was effective July 28, 1998 and the closing bid price on that day was $6.62.

13. On June 29, 1998 the Company entered into financing agreements with the RK Company, under which The RK Company provided a total financing of $450,000 to the Company in exchange for 150,000 shares of Common Stock of the Company. If, on the effective date of the Registration Statement, the closing bid price of the Company's stock is less than $6.00 per share, the RK Company is to receive additional shares calculated by taking the difference between (a) 50,000 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 16,667. The Registration Statement was effective July 28, 1998 and the closing bid price on that day was $6.62.

14. On July 1, 1998, the Company entered into a settlement agreement between GensiaSicor Pharmaceuticals, Inc. and agreed to transfer 20,000 shares of Common Stock of the Company in exchange for the release of all claims, demands, etc. arising from a manufacturing agreement with the Company. The shares were transferred on July 8, 1998 and valued at $7.75 each, the closing stock price on the date transferred.

15. On July 1, 1998, the Company entered into financing agreements with the RK Company, under which the RK Company provided financing of $50,000 to the Company in exchange for 16,667 shares of Common Stock of the Company. If, on the effective date of this Registration Statement, the closing bid price of the Company's stock was less than $6.00 per share, the RK Company was to receive additional shares calculated by taking the difference between (a) 50,000 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 16,667. The Registration Statement was effective July 28, 1998 and the closing bid price on that day was $6.62.

16. On July 7, 1998, the Company entered into a financing agreement with Elisabeth & Samuel Valenzisi, under which Mr. and Mrs. Valenzisi provided a total financing of $24,000 to the Company in exchange for 8,000 shares of Common Stock of the Company. If, on the effective date of this Registration Statement, the closing bid price of the Company's stock was less than $6.00 per share, Mr. & Mrs. Valenzisi were to receive additional shares calculated by taking the difference between (a) 24,000 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 8,000. The Registration Statement was effective July 28, 1998 and the closing bid price on that day was $6.62.

17. The Company entered into a consulting agreement with Francis C. Pizzulli effective June 1, 1998, whereby Mr. Pizzulli is to perform legal advice, service and legal consulting and to retain legal counsel to serve as counsel of record in litigation and arbitration matters to the Company, in exchange for a fee of $10,000 per month plus 45,000 shares of the Company's Common Stock as a signing bonus. The shares issued have registration rights and have been included in the Registration Statement filed with the U.S. Securities and Exchange Commission on July 20, 1998, which became effective on July 28, 1998.

18. On July 9, 1998, the Company changed transfer agents from Atlas Stock Transfer Co. in Salt Lake City, Utah to Olde Monmouth Stock Transfer Co., Inc. in Atlantic Highlands, New Jersey.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1998 and
                Audited Financial Statements at December 31, 1997


19. On July 20, 1998, the Company's filed a registration statement under the Securities Act of 1933, registering 4,166,133 shares of its Common Stock, and was declared effective on July 28th, 1998. The closing bid price of the stock on that day was $6.62.

20. The Company has the following office lease commitments at September 30, 1998:

     a The Company occupies 2992 square feet in Lake Mary, Florida where the corporate headquarters and general operations of the Company are maintained. Rent of $4,268.58 is paid monthly beginning December 15, 1997 through December 31, 2000.

     b The Company moved it's research & development offices from Irvine, California to Costa Mesa, California where they currently occupy 930 square feet and pay rent of $900 monthly beginning June 15, 1998 expiring June 14, 1999.

     c On July 20, 1998 the Company moved the administrative headquarters from Reno, Nevada to Scottsdale, Arizona where all accounting operations are maintained. They occupy 144 square feet and pay rent of $610 monthly expiring August 31, 1999.


NOTE 10 - CONTINGENCIES

The Company is a party in certain pending or threatened legal, governmental, administrative, or judicial proceedings that arose in the ordinary course of business. The following includes a list of current pending or threatened proceedings, which are believed not to affect the financial position of the Company in a material way at this time:

     (a) ERIC N. SAVAGE V. HARVARD SCIENTIFIC CORP., DR. JACKIE SEE, DOES I THROUGH X, Case No. A381022 filed on November 10, 1997 in the District Court, Clark County, Nevada. Eric N. Savage ("Savage"), a former employee and officer of Harvard, alleges that pursuant to an oral representation made in March 1994, that he was entitled to receive 150,000 shares (restated to reflect the current stock splits and reverse stock splits), which were not authorized for issuance to him until July 1994. Savage also alleges that the Company agreed to backdate the issuance of the 150,000 shares to Savage to the date March 17, 1994 employment contract, which contract made no mention of any share compensation. Savage further alleges that the defendants restricted and delayed him from selling shares causing him financial losses in excess of $1,250,000.

         On April 2, 1998, the Company filed an answer to Savage's complaint denying all liability. The Company denies any mention of the issuance of shares to Savage in his employment contract. In addition, the Company agrees there was a severance agreement entered into on December 11, 1995 and the Company agrees that there is mention of issuing 150,000 shares to Savage, however the Company denies any mention of backdating such shares to the date of the employment contract.

         Savage filed a motion for partial summary judgment on August 11, 1998 stating that there are no material facts at issue. On September 21, 1998, the motion was denied. The matter has been scheduled for trial on the May 9, 2000 trial calendar.

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

         The Company then filed this complaint for declaratory judgment of non-infringement of the patent. Defendant filed a motion asking for dismissal of the plaintiff's declaratory judgment action on the basis that there is no infringement and, therefore, no actual controversy. Vivus then asserted that its allegation of infringement was premature because the plaintiff's use of its product and method for treating erectile dysfunction is limited to FDA clinical trials which is a non-infringing use under the patent laws. The Company opposed Vivus motion to dismiss on the basis that it has taken concrete steps toward the commercialization of its product and method. On March 16, 1998, the court granted defendant's motion for dismissal, without prejudice, allowing the Company to renew the action at an appropriate time.

     (d) HARVARD SCIENTIFIC CORPORATION V. NEVADA AGENCY & TRUST COMPANY, a Nevada corporation, and Does I - V, inclusive and ABC Corporations I-V, inclusive, Case No. CV98-00017 filed in the District Court of the State of Nevada, Washoe County, Nevada, filed on January 2, 1998. In this action, Harvard filed a request for an injunction against Nevada Agency & Trust Company, Harvard's former transfer agent, to relinquish all records of the Company to a newly appointed transfer agent located in Salt Lake City, Utah. The Company was granted the injunction, and the records were transferred to the new transfer agent on January 6, 1998.

         On September 18, 1998 settlement discussions were concluded and all parties entered into a mutual settlement agreement whereby both parties were to pay their own costs and attorney fees and take nothing further.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1998 and
                Audited Financial Statements at December 31, 1997


     (e) COGDILL VS. HARVARD SCIENTIFIC CORP., DR. JACKIE R. SEE INDIVIDUALLY AND ON BEHALF OF HARVARD SCIENTIFIC CORP., AND NEVADA AGENCY & TRUST COMPANY, Case No. KC-025611, filed in the Superior Court for the State of California, in the County of Los Angeles on June 2, 1997. Cletus Cogdill, ("Cogdill") a shareholder of the Company alleges that he purchased the Company's Common Stock on March 17, 1994. The certificate was issued on June 17, 1994 after the closing of a subscription agreement, pursuant to Rule 144 under the Securities Act of 1933 whereby such stock was to be held for two years before it could be sold. On March 18, 1996, Cogdill completed form 144 listing his acquisition date as June 17, 1994 in an attempt to sell his stock. On April 12, 1996, Cogdill completed a revised form 144 indicating the shares had been acquired on March 17, 1994, meeting the two year holding period as required by Rule 144. New certificates were approved and issued to Cogdill but were apparently lost in the mail or lost by Cogdill's broker. Two months later (June 10, 1996) Cogdill sold his stock and due to the reduction in market share price during that two month period, he claims he lost value of approximately $57,000. Cogdill alleged that the Company committed acts of fraud, intentional misrepresentation and negligent misrepresentation causing him financial losses.

         The Company filed their answer to his complaint on August 4, 1997, denying both generally and specifically, each and every allegation in the complaint. On December 29, 1997 the Company filed a cross-complaint against Cogdill's brokerage firm, Olde discount, for indemnity. On September 24, 1998 the parties entered into a mutual settlement agreement whereby the Company paid to Cogdill $5,000 and the action was dismissed with prejudice.

     (f) ALEXANDER H. WALKER JR. V. HARVARD SCIENTIFIC CORP. AND JACKIE R. SEE, M.D., Case No. 980901221 in the Third Judicial District Court in Salt Lake City, Utah, filed on February 6, 1998. Alexander H. Walker, Jr. ("Walker"), a former officer, director and General Counsel to the Company, alleges two causes of action: 1) breach of contract by the Company with respect to his employment agreement, and 2) false representations allegedly made to Walker by the Company causing him damages in excess of $1,420,000. The Company denies liability to Walker and initiated an action against Walker and Nevada Agency & Trust, Co., in the District Court for the State of Nevada. (See (g) and (h) below).

         On September 18, 1998 the parties concluded settlement discussions and entered into a mutual settlement agreement wherein Walker was to return all outstanding share certificates to the Company (approximately 120,200 shares) from which 16,000 shares would be re-issued to Walker with the remaining shares being returned to the Company's Treasury. A dismissal with prejudice will be filed once all actions required by the Settlement Agreement have been completed. See Note 13 "Subsequent Events".

     (g) HARVARD SCIENTIFIC CORP. VS. ALEXANDER H. WALKER JR. AND NEVADA AGENCY & TRUST, CO., Case No. CV98-01959 filed on March 23, 1998 in the Second Judicial District Court of the State of Nevada in the County of Washoe. The Company sought to recover damages sustained by the Company as a result of Walker's failure to perform his responsibilities as General Counsel for the Company, and breaches of fiduciary duties owed to the Company by both Walker and Nevada Agency & Trust, Co. In addition, the Company sought indemnity from Walker for damages sustained as a result of having been forced to negotiate settlements in other litigation's as a result of Walkers actions. The Nevada Court stayed this action pending the outcome of the jurisdictional issues raised in the Utah litigation between the parties.

         On September 18, 1998 the parties concluded settlement discussions and entered into a mutual settlement agreement. See settlement discussions at (f) and (h)). A dismissal with prejudice will be filed once all actions required by the Settlement Agreement have been completed. See
         Note 13 "Subsequent Events".

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1998 and
                Audited Financial Statements at December 31, 1997


     (h) ALEXANDER H. WALKER, JR., DON STEFFENS INDIVIDUALLY AND AS TRUSTEE FOR THE STEFFENS FAMILY TRUST, AND IAN HICKS, VS. ATLAS STOCK TRANSFER COMPANY, HARVARD SCIENTIFIC CORP., AND JACKIE R. SEE, M.D., Case No. 98-0905858 filed on June 12, 1998 in the Third Judicial District Court in the State of Utah in the County of Salt Lake. The action alleges that the Plaintiffs, collectively, own approximately 270,200 shares (adjusted for the 1 for 10 reverse stock split on February 2, 1998). The Plaintiffs alleged that the Company fraudulently issued stop transfer orders or placed other prohibitions to keep the Plaintiffs from trading said shares. Plaintiffs have requested damages of unspecified amounts for the defendant's wrongful refusal to transfer the shares. On August 3, 1998 the Company filed a response denying each and every material allegation in the complaint. The shares in dispute include 1) 120,200 shares issued to Alexander H. Walker, Jr., 2) 125,000 shares issued to Don Steffens and/or the Steffens Family Trust, and 3) 25,000 shares issued to Ian Hicks.

         On September 18, 1998 the parties concluded settlement discussions and entered into a mutual settlement agreement whereby all the Plaintiffs are to return outstanding share certificates to the Company, at which time 16,000 shares will be re-issued to Walker; 15,890 shares will be re-issued to Steffens and; 3,500 shares will be re-issued to Hicks. The remaining shares are being returned to the Company's Treasury. A dismissal with prejudice will be filed once all actions required by the Settlement Agreement have been completed. See (f) and (g) above and see
         Note 13 "Subsequent Events".

     (i) BIOSPHERE TECHNOLOGY INC. AND HARVARD SCIENTIFIC CORP. VS. DON STEFFENS, INDIVIDUALLY AND AS TRUSTEE FOR THE STEFFENS FAMILY TRUST AND IAN HICKS, Filed in the Superior Court for the County of Los Angeles, State of California, Case No.BC194236, filed on July 14, 1998. On April 21, 1998, the Company issued a Demand Letter to Don Steffens ("Steffens"), a former officer and director of the Company, for the return of 125,000 shares of its Common Stock issued to him in 1997 plus the return of $100,000 cash paid to him on April 18, 1997. The shares were issued to Steffens in consideration of his performance as an officer and director of the Company, and were advanced in accordance with his employment contract, for the period beginning May 1997 through May 2000. Steffens resigned his positions as officer and director of the Company on November 14, 1997. Ian Hicks ("Hicks") was issued 25,000 shares of Common Stock in consideration of promised faithful discharge of officer and director duties. Hicks resigned in May 1997. During such times as they held their positions, both Steffens and Hicks undertook various actions, which the Company believes, were in breach of their fiduciary duty.

         On September 18, 1998 the parties concluded settlement discussions and entered into a mutual settlement agreement wherein Steffens and Hicks are to return outstanding share certificates to the Company from which 15,890 shares of Common Stock would be re-issued to Steffens and 3,500 shares of Common Stock would be re-issued to Hicks. The remaining shares returned to the Company's Treasury. A dismissal with prejudice will be filed once all actions required by the Settlement Agreement have been completed. See (f), (g) and (h) above and Note 13 "Subsequent Events".

     (j) HARVARD SCIENTIFIC CORP. V. SPRINGRANGE INVESTMENT GROUP, Case No. 98 civ. 0735 (DC), filed in the United States District court, Southern District of New York, filed on February 3, 1998. Springrange Investment Group ("Springrange") was the holder of 6% Convertible Debentures issued pursuant to the Securities Purchase Agreement dated March 21, 1997. The Company alleges that Springrange had breached its representations under the agreement by taking a short position and otherwise manipulating the price of the Company's Common Stock. The Company is seeking to recover damages arising from Springrange's breach of contract and misrepresentations. On January 28, 1998, the investor of the 6% Convertible Debenture gave notice to the Company to convert into Common Stock $250,000 of principal plus interest calculated at $12,863. The conversion calculated at 80% of the market price, called for the transfer of 525,726 shares of Common Stock to the investor. On January 29, 1998, the investor again gave notice to the Company to convert into Common Stock $250,000 of principal plus interest calculated at $12,904. The conversion called for the transfer of 486,859 shares of Common Stock to the investor. The Company has not honored the above requests.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1998 and
                Audited Financial Statements at December 31, 1997


         On February 18, 1998, Springrange filed a motion to dismiss the Complaint and to enjoin the Company's Financing Agreement with Thomas
         E. Waite and Dr. Jackie R. See (see Note 6 and 8). Springrange also sought injunctive relief requiring the Company to deliver shares of Common Stock pursuant to notices of conversion filed in January 1998. The Company opposed the motion and requested injunctive relief. In early March 1998, a hearing on the motion was held and the judge granted Springrange's motion to dismiss the Complaint, with leave to amend in 30 days, and in view of the dismissal, denied Springrange's motion for injunctive relief. On April 3, 1998, the Company filed a first amended Complaint against Springrange to recover its damages arising from Springrange's breach of contract, misrepresentations and stock manipulation. Springrange is free to pursue its claims independently or in this action.

         On August 17, 1998 the parties entered into a mutual Settlement Agreement and Release whereby the Company agreed to transfer $1,800,000 to Springrange in exchange for full and final settlement of all claims asserted in all the legal actions against the Company, its Board of Directors and management by Springrange. The Company agreed to issue 600,000 shares to a third party purchaser in exchange for $1,800,000. The Terms of the agreement were subject to a ruling by the presiding judicial authority as to their fairness. On September 23, 1998 a fairness hearing was held in the New York action approving the terms of the settlement agreement and the exemption of the 600,000 shares from registration. The Company issued 600,000 shares of its Common Stock to a third party who purchased them for $1,800,000, which, in turn, was paid to Springrange for full and final settlement of all claims.

         The shares were issued pursuant to the court order in this action and the exchange of stipulations dismissing with prejudice the Nevada action (see (k) below) and the New York action. Also see Note 9.

     (k) SPRINGRANGE INVESTMENT GROUP LTD. VS. HARVARD SCIENTIFIC CORP., THOMAS
         E. WAITE, DR. JACKIE R. SEE, MARTIN J. HOLLORAN, ROBERT T. HAYDEN, CURTIS A. ORGILL, Case No. A385912 filed on March 17, 1998 in the Eighth Judicial Court for the State of Nevada and the County of Clark. Springrange is seeking to enjoin and nullify the Financing Agreement between the Company and Mr. Waite and Dr. See. On March 18, 1998, Springrange filed an ex-parte Application for Temporary Restraining Order and a Motion for Preliminary Injunction. On March 23, 1998, the Court issued a Temporary Restraining Order against the Company, Mr. Waite and Dr. See. On March 31, 1998, the Company filed a motion to Vacate the Temporary Restraining Order requesting the imposition of sanctions against Springrange and its counsel for untruthful representations made in Springrange's application for a Temporary Restraining Order. The Company also moved to have the action transferred from Las Vegas, Nevada to Reno, Nevada. On April 6, 1998, the Nevada District Court dissolved the Temporary Restraining Order, transferred the litigation to Washoe County, imposed a sanction award against Springrange in the amount of $11,095.76; and continued any determination with regard to Springrange's motion for preliminary injunction.

         On August 17, 1998 the parties entered into a mutual Settlement Agreement and Release whereby the Company agreed to transfer $1,800,000 to Springrange in exchange for full and final settlement of all claims asserted in all the legal actions against the Company, its Board of Directors and management by Springrange. The Company agreed to issue 600,000 shares to a third party purchaser in exchange for $1,800,000. The Terms of the agreement were subject to a ruling by the presiding judicial authority as to their fairness. On September 23, 1998 a fairness hearing was held in the New York action approving the terms of the settlement agreement and the exemption of the 600,000 shares from registration. The Company issued 600,000 shares of its Common Stock to a third party who purchased them for $1,800,000, which, in turn, was paid to Springrange for full and final settlement of all claims.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1998 and
                Audited Financial Statements at December 31, 1997


         The shares were issued pursuant to the court order in this action and the exchange of stipulations dismissing with prejudice the Nevada action and the New York action (see (j) above). Also see Note 11.


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

On September 23, 1998, the Company came to an agreement with Springrange and the courts approved the terms of the settlement agreement. The Company issued 600,000 shares of its Common Stock to a third party who purchased them for $1,800,000, and, in turn, paid $1,800,000 to Springrange for full and final settlement of all claims (see Note 10, (j) and (k)).

On September 23, 1998, $2,450,000 of the Debenture plus $75,661 interest on the Debenture had been converted into 385,831 shares of the Company's Common Stock. The Company recorded the transfer of 600,000 shares of Common Stock valued at $1,800,000, eliminating the debt balance of $2,550,000 plus accrued interest of $218,901, with the net of $968,901 booked to additional paid in capital.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
        Based on Unaudited Financial Statements at September 30, 1998 and
                Audited Financial Statements at December 31, 1997


NOTE 12 - UNCERTAINTY - GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional equity capital and through the sale of its products or the licensing of its products. If additional capital is not secured, then there is substantial doubt about the Company's ability to continue as a going concern.

See Note 9 regarding agreements arranged by the Company and the sale of stock by the Company.


NOTE 13 - SUBSEQUENT EVENTS

1. HARVARD SCIENTIFIC CORPORATION VS. DAVID E JORDAN, Case No. 98-2031-CA-16-P filed in the circuit court of the 18th Judicial Circuit, in Seminole County, Florida, filed on October 1, 1998. David E. Jordan ("Jordan") was a consultant to the Company. On May 15, 1997, the Board of Directors considered a resolution engaging Jordan for his services. At that time the Company discussed a compensation of $15,000 per month plus 1,000,000 shares of the Company's Common Stock. A Consulting Agreement was never consummated. Despite the fact that no agreement was consummated, stock certificates evidencing 1,000,000 shares of the Company's Common Stock were issued and delivered to Jordan on June 6, 1997. On or about June 17, 1997, the Company cancelled the 1,000,000 shares issued and delivered to Jordan. In April 1997, prior to the issuance date of the 1,000,000 shares, Jordan marketed and sold portions of these shares. Jordan also presented himself as an agent of the Company in the sale of these shares when, indeed, he had never received the authority to do so. The Company claims an action for damages, injunctive relief and declaratory judgement in excess of $15,000.

2. As part of a mutual settlement agreement between Alexander Walker Jr. ("Walker"), Don Steffens ("Steffens") and Ian Hicks ("Hicks") on October 14, 1998, collectively returned 270,200 shares of Common Stock to treasury, including 120,200 shares from Alexander Walker, 125,000 shares from Don Steffens and 25,000 shares from Ian Hicks (see Note 10 "Contingencies" (g) through (i)). In addition, upon the return of those shares the Company agreed to re-issue 16,000 shares to Walker, 15,890 shares to Steffens and 3,500 shares to Hicks. These shares were re-issued on October 14, 1998.
     A dismissal with prejudice is in the process of being filed, as required by the Settlement Agreement.

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

OVERVIEW:

     Harvard Scientific Corp. is a biopharmaceutical drug development company. The Company's corporate objective is to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and to determine the potential market for such products. The Company intends to conduct and conclude, either on its own or with the assistance of an industry partner, all clinical testing necessary for regulatory approval of such products from the U.S. Food and Drug Administration ("FDA") and/or similar regulatory agencies in foreign countries in order to initiate marketing and establish distribution channels for its products. The Company is currently focused on three of its five products, each of which uses the Company's patented formula of lyophilized liposomal Prostaglandin E1 ("LLPGE1"): (i) an intraurethrally administered treatment for male erectile dysfunction ("Male Intraurethral Product"), and (ii) a topically applied cream treatment for male sexual disorder ("Male Topical Product"), and (iii) a topically applied treatment for female sexual arousal disorder ("FSAD") in both a gel-base and an aqueous solution spray ("Female Topical Product").

     The Company also has acquired the rights for an oral delivery treatment whereby lyophilized liposomal delivery of Apomorphine will be developed to treat male and female sexual disorder. A capsule which contains lyophilized liposomal Apomorphine is taken orally by the patient. The capsule is designed to pass through the stomach (acidic pH) without degradation or uptake of the drug and into the small intestine (basic pH) whereby the capsule is dissolved and Apomorphine is then gradually released from the liposome. The Company believes this will alleviate the undesired side-effects of nausea and vomiting normally associated with Apomorphine.

     The Company plans to license each of these products to pharmaceutical companies for marketing and worldwide distribution upon approval by the U.S. Food and Drug Administration and/or other foreign regulatory agencies. The Company is currently in discussions with several globally recognized pharmaceutical companies regarding licensing of its LLPGE1 products for male and female sexual disorder treatment. During the last ninety days, the Company has entered into Letter(s) of Intent with two such companies and is optimistic that a licensing agreement(s) will result from these efforts in the fourth quarter of this year.

     The Company believes that a sizable market already exits for both male and female sexual disorder and that this market will continue to expand as effective products are approved for treatment. The market for treating female sexual arousal disorder ("FSAD") is relatively new when compared to the male sexual disorder treatment market. In fact, certain world renowned authorities and some market analysts are suggesting that the market for FSAD will surely equal, if not surpass, the market for male sexual disorder. Independent studies by Dr. Irwin Goldstein, a Professor and Urologist at Boston University School of Medicine and a Consultant to the Company, found that approximately 10-million women in the United States, between the ages of 50 and 74, reported a lack of lubrication on 229-million sexual intercourse occasions and 58.5 percent of the 260 female partners of impotent men he surveyed were affected with some form of sexual disorder. The Company believes that its Female Topical Product (in which LLPGE1 is reconstituted into either a gel formulation or an aqueous solution (liquid) spray and then applied topically to the female's vaginal area) will provide a solution to this problem by enhancing blood flow within the clitoral and vaginal tissue to stimulate nerve endings for increased sensitivity in the female sex organs. The Company believes this should facilitate lubrication, thus enabling greater satisfaction and possibly sexual orgasm for the female.

     The Company is moving forward as rapidly as possible with implementation of its protocols for gaining U.S. regulatory approval. During September, toxicity studies were completed on female rabbits and the results showed no toxicity and no redness or irritation at any dose or with the gel itself when observed visually each day. Therefore, there was no gross (clinical) toxicity in the LLPGE1 gel base used. The results also showed the virtual microscopic absence of inflammation at the highest dose administered. In fact, microscopic inflammation was significantly less at each escalating dose, including 1.5 mg, than when the rabbits were only given placebo gel, suggesting that the application process itself for 14 consecutive days caused very minor microscopic but not clinically apparent inflammation which was reduced by the increased blood flow into the area induced by the LLPGE1. Additionally, very minor microscopic inflammation at the highest dose administered was reduced by the increased blood flow into the area induced by the LLPGE1. The Company is preparing to submit its application for an IND in connection with the Female Topical Product to the U.S. Food and Drug Administration in October 1998.

     The Company's Male Topical Product is a local treatment and will be administered directly to the end of the penis (glans) as a lotion or as a liquid spray. It is very similar in composition to the Company's new treatment product for FSAD and compliments the aqueous solution Male Intraurethral Product.

     The Company has named Dr. Goldstein as its Principal Investigator in trials involving the use of the Company's patented LLPGE1 for the treatment of both male and female sexual disorder products. On August 27, 1998, the Company submitted an Investigational New Drug Application ("IND") to the U.S. Food and Drug Administration for Lyophilized Liposomal Prostaglandin E1, as an intraurethrally delivered treatment for male sexual disorder. On August 28, 1998, the FDA assigned IND Number 56,840 to the Company. Simultaneous to receiving the new IND, the Company withdrew IND Number 50,502. Dr. Goldstein will conduct a Phase I pilot study for publication in parallel with the Phase II clinical trials for treating male sexual disorder under an Investigational Review Board ("IRB") at Boston University.

     The Company's core technology is covered by a U.S. patent. On August 18, 1997, the Company received a Notification of Allowance for Patent from the U.S. Patent and Trademark Office for "PGE1 CONTAINING LYOPHILIZED LIPOSOMES FOR USE IN THE TREATMENT OF ERECTILE DYSFUNCTION". This is the active drug agent used in the Company's Male Intraurethral, Male Topical and Female Topical Products. The U.S. Patent and Trademark Office issued Patent Number 5,718,917 to the Company on February 17, 1998.

     There can be no assurance that any of the Company's products will be commercially successful even if they are scientifically successful and gain FDA and other regulatory approval, none of which is assured.

     During fiscal years 1994 through 1997 and through the 3rd quarter of 1998, the Company's activities consisted primarily of raising capital, identifying a core management team, developing a patent application for LLPGE1 and the submission of this application to the U.S. Patent and Trademark Office, which resulted in the issuance of Patent No. 5,718,917, concluding manufacturing scale up and initial clinical trials and formulating both a commercialization and clinical development strategy. The Company has considered and evaluated additional products and market potential for those products in order to enhance its own current product portfolio and intends to continue this strategy for future corporate development.

     The Company believes that its strategic plan, which was launched by a new management team in November 1997, will be successful, although there is no assurance that it will be. The Company's management team is currently established, and it is not expected that the Company will need to hire any additional employees during the next six months. Since the middle of November 1997: (i) the Company's International Patent Application, No. PCT/US96/18820 (International Publication No. W097/2234) for LLPGE1 received a favorable Preliminary Examination Report, from the U.S. Patent and Trademark Office Examiner acting as the International Preliminary Examining Authority, (ii) a study utilizing gamma radiation instead of standard 0.2 micron filters to sterilize the chemical components used in the Company's products proved successful in the production of "GMP" (Good Manufacturing Practice) product, which should lead to substantial cost savings, (iii) a financing agreement to provide funds of up to $10,000,000 was signed between the Company and its two largest stockholders, Thomas E. Waite, President and Chief Executive Officer of the Company, and Jackie R. See, M.D., F.A.C.C., Director of Research and Development, (iv) financing agreements of independent investors brought in a total of $1,373,999 to the Company to be used toward working capital, (v) stability studies on LLPGE1 conducted with the collaborative efforts of Pyramid Labs, Inc. in Costa Mesa, California have proven that LLPGE1 remains stable without any degradation and chemical breakdown at room temperature for at least 12-months. These stability studies are ongoing in order to determine the exact shelf life for the Company's products at room temperature, (vi) a topically applied treatment product (gel-base and liquid spray) is being developed for female sexual arousal disorder, (vii) a topically applied treatment product is being developed for male sexual disorder, (viii) the rights were acquired for an oral delivery treatment method for both male and female sexual disorder whereby a capsule of Apomorphine in lyophilized liposomal form will be taken orally by the patient, (ix) toxicity studies and dynamic magnetic resonance imaging ("MRI") studies have been completed by the Company for its female sexual arousal disorder treatment product, (x) through a settlement agreement, the company will recapture a net of 234,810 shares of its common stock (for return to treasury), which were previously issued to past officers and directors Walker, Steffens and Hicks, and (xi) a settlement agreement was reached with Springrange Investment Group, Ltd. whereby the Company believes that its shareholders saved approximately $1-million.

     Over the next 12 months, the Company's primary focus will be to strategically implement its business plan as it pertains to furthering the development of both male and female treatment products for sexual disorders and to secure a globally recognized pharmaceutical company as a licensing partner for its products. The Company anticipates it will: 1) submit its IND for its FSAD product to the FDA in October and commence clinical trials under this IND as allowed by the FDA, 2) proceed with phase II/III clinical trials and product validation of its Male Intraurethral Product to conform to the regulatory process of the FDA, 3) petition the FDA for an IND for its Male Topical Product as soon as possible and initiate clinical trials when the FDA approves the right to do so, 4) continue development with the Male and Female Oral Products, 5) continue monitoring patent applications, and 6) seek to identify other companies with similar technologies or companies seeking new proprietary products in order to strengthen their own existing market position and formulating strategic alliances for joint venture arrangements, licensing and distribution agreements, research and development agreements and other collaborative arrangements to assist in the development, marketing and distribution of the Company's products.

     It is the belief of the Company that if an agreement with a major industry partner can be secured, the possibility exists that the regulatory process for its products could be expedited. This should enhance the Company's ability to bring its products to market more quickly, thus enabling the Company to make fuller use of the remaining life of its patent for LLPGE1 which was issued February 17, 1998. Without the benefit of an industry partner, the Company believes an 18 to 24 month time-line to obtain regulatory approval of the Male Intraurethral Product is probable, but there can be no assurance that the product will receive FDA approval in that time span, if ever.

     The Company's future success is dependent upon its ability to raise additional funds to complete the commercialization process for its Female and Male Topical Products, Male Intraurethral Product and its other products either through strategic agreements (i.e. licensing, distribution or joint venture) or through private placements or public issuance of the Company's common stock. In the past, the Company has relied upon the private purchase of its securities by accredited investors to raise such funds and may have to rely upon this practice in the future. There can be no guarantee that the investors who have been interested in purchasing the Company's securities in the past will be interested in doing so in the future, or that alternative investors will be found, or that public financing or collaborative arrangements will be available on terms satisfactory to the Company.


The Company does not expect to purchase or sell any significant equipment over the next ninety days.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     During the first and second quarters of 1997, the Company began spending for research & development ("R&D") which was initially booked to General & Administrative ("G&A") expense. During the third quarter 1997, these costs were reclassified to accurately reflect expenditures in R&D. Furthermore, a funding fee of approximately $625,000 previously recorded was re-classed and amortized over 12 months beginning in September 1997. Consequently, by comparison, for the three months ending September 30, 1997, the records show a distorted amount in G&A due to these reclassifications incurred during that period. As a result, the costs for the three months ending September 30th should be reviewed by comparing the overall Total Operating Expense for the three months of $1,100,841 in 1998 less the reclassification of $625,000 for a total of $475,841 vs. $121,449 in 1997, for an increase of approximately $354,000 in 1998 over 1997. This increase is primarily a result of increased salaries and consulting fees of approximately $157,000 and an increase in legal fees of approximately $197,000.

     With exception to the reclassifications discussed above, management anticipates that such general and administrative expenses will continue to be incurred in similar amounts for the balance of 1998 as the Company obtains additional investment capital and expand its operations. The Company expects legal expenses to increase for during the balance of 1998 as the legal bills begin to finalize, as a result of recently resolving several pending litigation matters which the Company was recently involved.

     For the three months ending September 30, dividend income decreased from 1997 to 1998 by approximately $15,700 and interest income increased by approximately $72,500 as a result of accrued interest income on the Promissory Note from Dr. Jackie R. See and Thomas E. Waite. In addition, interest expense decreased in the third quarter 1998 by approximately $46,000 as a result of the reduction of the 6% convertible Debenture. Overall, the Company has continued to make efforts to reduce costs and increase operation efficiency. These savings are expected to be reflective throughout the balance of the year.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     During the period ending September 30, 1998 and September 30, 1997, the Company had no net sales, and, accordingly, had no cost of sales. During that time, the Company has remained focused on completing the required regulatory review process for its male intraurethral product and introducing the new male and the new female sexual dysfunction products. The Company intends to focus on promotions of their products only after completing the regulatory review process.

     For the nine months ending September 30, 1998, General and Administrative Expenses decreased by approximately $196,000 over 1997, a direct result of identifying a core management team in November 1997 and strategically eliminating unnecessary costs. Research and Development remained materially consistent, however Depreciation and Amortization decreased by approximately $275,000 in 1998 over 1997 as a result of the debenture issuance cost which became fully depreciated in March 1998. Overall, the Total Operating Expenses resulted in a decrease of $502,871 in 1998 over 1997, a positive affect of the cost-saving measures implemented beginning November 1997.

     As discussed above, dividend income and interest expense were greater in 1997 by $26,301 and $1,154,270, respectively, a direct result of the 6% Convertible Debenture. The Debentures are convertible into shares of common stock at the lesser of the market price on March 21, 1997 or 80% of the market price on the conversion date. At the time of issuance (March 1997), the Company accounted for the 20% discount to market of $1,250,000 as additional interest expense and paid-in-capital. The balance of the deferred issuance cost on the 6% Debenture of $156,250 was amortized within the first quarter of 1998.

     At the end of the third quarter of 1998, the Company reported total assets of $6,307,049. This compares with total assets at December 31, 1997 of $2,227,677. The primary reason for this increase in assets is a result of the two promissory notes, totaling $4,984,000 (described above).

     The Company's total current liabilities for the third quarter of 1998 decreased by $2,802,947 over the total current liabilities at December 31, 1997. The difference is primarily due to a settlement agreement resolved in September 1998, eliminating the $2,800,000 principal balance of the 6% Convertible Debentures (see Part I, Notes to the Financial Statements, Note #10 (j) and (k), and Note #11).

     The Company issued a total of 2,863,409 shares of common stock during the first nine months of the year ending September 30, 1998, mostly attributed to the Debentures converted during January 1998 (103,606), securing four additional financing arrangements (2,638,278), shares issued to new directors (10,000) and shares issued for services and fees (111,525). The Company anticipates that it will continue the practice of issuing shares of its common stock as compensation for services rendered to the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's major financial transaction for 1997 incurred during the first quarter was the issuance of $5,000,000 aggregate principal amount of 6% Convertible Debentures on March 21, 1997, resulting in a net receipt of $4,375,000 by the Company for its general operating account. During 1997, the majority of the cash used in the Company's operations came from the issuance of the 6% Convertible Debentures. During the first quarter of 1998, the Company managed to secure two additional financing arrangements: (1) the Company's two principal stockholders, Thomas E. Waite, President and Chief Executive Officer, and Jackie R. See, M.D., F.A.C.C., Director of Research and Development, entered into the Financing Agreement pursuant to which on February 3, 1998 they each made payments of $7,901.39 and gave a promissory note of $2,492,098.61 due March 31, 1999, with a right to purchase an additional $5,000,000 of the Company's Common Stock together, and (2) O. Lee Tawes III, a person otherwise not affiliated with the Company, purchased 200,000 shares of the Company's Common Stock for $600,000, with the right to receive additional shares of Common Stock of the Company if the price per share is below $6.00 when the shares are registered with the U.S. Securities and Exchange Commission. (The Company's Registration Statement filed on July 20, 1998 became effective on July 28, 1998, and the closing bid price on that day was $6.62 per share). During the second quarter of 1998, two additional investors, under the same terms as Mr. Tawes, purchased shares of Common Stock of the Company: 1) Ronald E. Patterson purchased 83,333 shares for $249,999, also with the right to receive additional shares of Common Stock of the Company if the price per share is below $6.00, and
2) RK Company purchased 150,000 shares for $450,000, with the right to receive additional shares of Common Stock of the Company if the price per share is below $6.00. Total monies raised in the second quarter of 1998 were $699,999. During the third quarter of 1998, three additional investments were made, under the same terms as described above, whereby they purchased shares of Common Stock of the Company for cash: 1) RK Company purchased 16,667 shares for $50,000, 2) Elisabeth and Samuel Valenzisi purchased 8,000 shares for $24,000, and 3) O. Lee Tawes purchased 600,000 shares for $1,800,000, in lieu of a litigation settlement (see Part I, Notes to the Financial Statements, Note #10 (j) and (k), and Note 11. Total monies raised in the Third quarter of 1998 were $1,874,000.

     To complete the regulatory process for its products, the Company estimates it will need as much as $12-million for the Female Topical Product, potentially $10-million for the Male Topical Product and as much as $12-million for the Male Intraurethral Product. For the next six months, expected costs to be incurred for research & development is $1,983,000, which includes clinical trials on the Male Intraurethral Product as well as the Male and Female Topical products. Up to an additional $20-million may be required to complete testing and bring to market the Company's additional products. However, regulatory and testing costs per product for these additional products are projected to be lower due to data generated by the CMC, animal and clinical data related to the Male Intraurethral Product.

     The Company expects to obtain capital funds either from the issuance of common stock or debt. It is expected that external sources will be available to provide these funds, but there can be no guarantees of such funding.

PART II - OTHER INFORMATION


ITEM NO. 1.  LEGAL PROCEEDINGS.

Registrant hereby references the description of legal proceedings previously reported in the Registrant's (1) Form 10-QSB for the first quarter 1998 filed with the U.S. Securities and Exchange Commission on May 15, 1998, (2) Registration Statement, form SB-2, filed with the U.S. Securities and Exchange Commission on July 20, 1998, effective July 28, 1998, and 3) Form 10-QSB for the second quarter 1998 filed with the U.S. Securities and Exchange Commission on August 14, 1998.

The Registrant hereby makes reference to Part I of this Form 10-QSB Item 1 Financial Statement Footnote No. 9 "Contingencies" under the caption Resolved Litigation Proceedings (a) - (k), and Part I Item 1 Footnote No. 10 "Convertible Debentures" and Footnote No. 13 "Subsequent Events", for information on legal proceedings terminated and considered a reportable event during this third quarter of 1998 filing or a reportable event reported in a prior filings in which there has been a material development during the third quarter.


ITEM NO. 2.  CHANGES IN SECURITIES.

The Registrant hereby makes reference to Part I of this Form 10-QSB Item 1 Financial Statement Footnote No. 9 "Contingencies" under the caption Resolved Litigation Proceedings (j) - (k), and Part I Item 1 Footnote No. 10 "Convertible Debentures", for information on 600,000 shares issued to a third-party investor in a legal settlement. A fairness hearing held September 23, 1998 approved these shares to be exempt from registration.


ITEM NO. 3. DEFAULTS UPON SENIOR SECURITIES.

The Registrant hereby references the description of any Default upon Senior Securities regarding the securities of the Registrant to the financial information provided in Part I of this Form 10Q-SB. Reference should be made to the disclosure provided in Part I in the "Notes to the Financial Statements",
Note 9 "Contingencies" No. (j) and (k), and in Note 10 "Convertible Debentures".


ITEM NO 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) An Annual Meeting of the Stockholders of registrant was held on July 9, 1998.

(b)  The meeting involved the election of the following directors:
     1) Thomas E. Waite
     2) Dr. Jackie R. See
     3) Curtis A. Orgill
     4) Robert T. Hayden
     5) Martin J. Holloran

(c) At the Annual Meeting the votes was with respect to the election of directors and each other matter considered was as follows:

     1) The Election of Directors of 4,611,721 shares voted of the 5,240,547 shares issued and outstanding on the record date of May 29, 1998, of which: 4,592,345 voted "FOR" the election of Thomas E. Waite and 19,535 shares voted to "WITHHOLD" for Thomas E. Waite; 4,598,841 voted "FOR" the election of Jackie R. See, M.S. F.A.C.C. and 12,880 shares voted to "WITHHOLD" for Jackie R. See; 4,597,721 shares voted "FOR" the election of Curtis A. Orgill and 14,000 shares voted to "WITHHOLD" for Curtis A. Orgill; 4,597,671 shares voted "FOR" the election of Martin J. Holloran and 14,050 shares voted to "WITHHOLD" for Martin J. Holloran; and 4.,597,625 voted "FOR" the election of Robert T. Hayden and 14,096 shares voted to "WITHHOLD" for Robert T. Hayden.

     2) The Financing Agreement between Dr. Jackie R. See and Thomas E. Waite and Registrant (see Note 8, #1 in the Notes to the financial statements in Part I of this filing). 3,568,928 voted "FOR", 167584 voted "AGAINST", and 7,193 voted to "ABSTAIN".

     3) Amendment of the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 100,000,000 shares, and to authorize 10,000,000 shares of serial or "blank check" Preferred Stock. 3,560,305 voted "FOR", 175,463 voted "AGAINST", and 7,937 voted to "ABSTAIN".

     4) Ratification of the appointment of Ronald D. Simpkins and Associates, CPA, P.A. as the Company's principal accountants to audit the Company's financial statements for the fiscal year ending December 31, 1998. 4,584,616 voted "FOR", 21,065 voted "AGAINST", and 7,000 voted to "ABSTAIN".


ITEM NO. 5.  OTHER INFORMATION.

None.


ITEM NO. 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

        (3)  (i)   Articles of Incorporation , including amendments to April 30,
                   1996, incorporated by reference ***
                   Amendments to Articles of Incorporation June 18, 1996, July
                   9, 1996 and July 13, 1998. *

             (ii)  By-laws - incorporated by reference ***

        (4)  Instruments, defining the rights of holders, incl.
             indentures *, **

        (10) Material contracts:

             (i) Securities Purchase Agreement dated March 21, 1997 between the Registrant and Springrange Investment Group, Ltd. ****

             (ii) Financing Agreement between Thomas E. Waite and Dr.Jackie R. See and the Company- incorporated by reference *****

             (iii) Employment Contract between Thomas E. Waite and the Company*

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

        *** Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on April 30, 996.

        **** Incorporated by reference from the Registrant's Registration Statement on Form SB-2 filed on April 21, 1997, and Amendments Nos. 1,2,3 and 4 thereto, which became effective on August 14, 1997.

        ***** Incorporated by reference to Form 8-K filed on January 26, 1998.

B.      Reports on Form 8-K.
        None filed during this reporting period.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   October 14, 1998


                                              HARVARD SCIENTIFIC CORP
                                                   (Registrant)


Date: October 14, 1998                        By: /s/Thomas E. Waite
      ---------------------                      -------------------------------
                                                     Thomas E. Waite
                                                     President & CEO