Form 10KSB
period 1998-12-31
HARVARD SCIENTIFIC CORP
filed 1999-04-15
CIK 1006598

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

                   For The fiscal year ended December 31, 1998
                         Commission File Number 0-28392

                            HARVARD SCIENTIFIC CORP.
                 ----------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

  Nevada                                                     88-0226455
  ------                                                     ----------
  (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)

                1325 Airmotive Way, Suite 125, Reno, Nevada 89502
               (Address of Principal Executive Offices)     (Zip Code)
       Registrant's Telephone Number, Including Area Code: (702) 323-7122

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year. ORDINARY INCOME FROM FORGIVENESS OF DEBT OF $968,901.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of such common equity, as of a specified date within 60 days prior to the date of filing.

Based on the average of the high and low bid and ask prices for the Registrant's shares of common stock of $.50 on April 12, 1999, such market value is calculated net of 1,792,389 affiliate shares which equals $2,105,674.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date. As of April 12, 1999 there were 6,003,737 shares of Common Stock outstanding.

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS


GENERAL:

         Harvard Scientific Corp. ("Company") was incorporated under the laws of the State of Nevada on January 13, 1987 with the name of Witch Doctor Bones, Inc. On June 17, 1988, the Company changed its name to CareyWard, Inc.; on October 18, 1993, the Company merged Grant City Corporation into itself, taking the name Grant City Corporation through the merger; on January 18, 1994, the Company changed its name to The Male Edge, Inc., and on May 10, 1994, the Company changed its name to Harvard Scientific Corp. A 10 for 1 stock split of the Company's Common Stock was effective on June 17, 1988; a 1 for 4 reverse stock split of the Company's Common Stock was effective November 3, 1994; and a 1 for 10 reverse stock split was effective February 2, 1998. Unless otherwise indicated, the number of shares referred to in this filing, of which this filing have been restated to reflect the stock split and reverse stock splits.

     The Company is a development stage biopharmaceutical company whose corporate objective is to utilize medically researched and developed drug substances for sexual dysfunction, determine the ability of these substances to be delivered effectively and determine the potential market for such products. The Company intends to conduct and conclude, either on its own or with the assistance of an industry partner, all clinical testing necessary for regulatory approval of such products. Approval is required from the U.S. Food and Drug Administration ("FDA") or similar regulatory agencies in foreign countries. The Company must obtain such approval in order to initiate marketing and establish distribution channels for its products.

PRODUCTS:

     Thus far, the Company is in various stages of development with four products designed to ameliorate sexual dysfunction:

(1) An intrameatal therapeutic treatment for erectile dysfunction ("Male Intrameatal Product")
(2) A topical therapeutic treatment for male erectile dysfunction ("Male Topical Product")
(3) A topical therapeutic treatment for female sexual dysfunction ("Female Topical Product").
(4) An orally administered form of liposomal, lyophilized Apomorphine ("LL Apomorphine") for the treatment of male erectile dysfunction ("Male Oral Product"), and

     The Company presented the results of its Phase I clinical study on the Male Intrameatal Product to the FDA in April 1997, as part of its pre-Phase II clinical trial meeting. On May 29, 1998, the Company received approval from the FDA of the Phase I study and authorization to go forward with the Phase II clinical trials for the Male Intrameatal Product. Protocols for this Phase II study are complete.

     The Company is in the process of initiating protocols for Phase I studies to be submitted to the FDA for the Female Topical Products. Toxicity studies will be repeated under GLP conditions on female animals before the Company submits its phase II Investigational New Drug ("IND") application to the FDA for the Female Topical Product. The Company has determined that until current actions required in connection with submissions to the FDA are complete as to the foregoing two products, no further action will be taken in connection with the development, submission to the FDA or market analysis of the Male Oral Product. Because of the financial condition of the Company, no action currently is being taken related to these submissions. The Company estimates that such actions required prior to submissions will take three to six months once they are commenced

     In each of the Company's products, a substance (Prostaglandin E1 ("PGE1") in the case of the Male Intrameatal and Female Topical Product, and Apomorphine in the case of the Male Oral Product) is encapsulated in liposomes and then lyophilized (freeze-dried). This process provides the product with stability, a shelf life recently proven to be at least 12 months at room temperature. LLPGE1 is an oxygenated, unsaturated cyclic fatty acid that occurs naturally in all cells of the body. For over 20 years, the FDA has approved PGE1 for therapeutic use as an intravenous infusion in newborn babies with congenital heart defects. PGE1 has also been approved by the FDA in the past three years, for the treatment of erectile dysfunction, as an injection and as an intra-urethrally administered pellet. However, the use of the specially formulated detergent to lyse the liposomes and the lyophilizing of the liposome-encapsulated LLPGE1 requires full registration of LLPGE1 with the FDA as a new drug. Accordingly, the Company filed an IND application with the FDA in May 1996 and has been assigned IND No. 56840. Apomorphine is used in animal and human ingestion of toxins and is being studied by others in male erectile dysfunction - A lyophilized liposomal form of Apomorphine would pass, through the stomach and into the small intestine where it attaches to the intestinal wall, thereby greatly reducing the adverse effects associated with this drug.

     In the case of the Male Intrameatal Product, the lyophilized material is reconstituted through the use of a non-irritating dilute detergent, which lyse the liposomes, releasing the PGE1 into solution. This solution is then applied via the urethral meatus (the opening at the end of the urethral tract at the tip of the penis). In the case of the Female Topical Products, the agent is freeze dried and encapsulated in liposomes or directly into lyophilized form and later reconstituted to form an aqueous solution suspended in a cream base, a small amount of which is administered locally to the female's external vaginal area. In the case of the Male Oral Products, LL Apomorphine is delivered orally.


PATENTS:

         On January 6, 1994, the Company acquired intellectual property rights relating to prostaglandin microsphere delivery from Bio-Sphere Technology, Inc. ("BTI"). On February 13, 1996, the Company received an assignment of an application from the U.S. Patent Office for a patent identified as Application Serial No. 08/573408, filed December 15, 1995, for an invention "PGE1 Containing Lyophilized Liposomes For Use In The Treatment of Erectile Dysfunction", referred to as "LLPGE1".

     On February 17, 1998, The U.S. Patent Office approved and assigned patent No. 5,718,917 to the Company based on patent application 08/573408. In June 1998, the Company filed an application for international Patents of 5,718,917 in numerous regions and countries (Australia, Brazil, Canada, China, the Czech Republic, Eurasia, Europe, Hungary, Iceland, Israel, Japan, Mexico, New Zealand, Norway, Poland, Korea, Singapore, Slovakia, Turkey and the Ukraine). In addition, in June 1998, the Company submitted an application with the U.S. Patent and Trademark Office, for its development of a new method for treating male erectile dysfunction via the intrameatal administration of an aqueous ("liquid") solution containing two vasodilators, PGE1 and Papaverine.

     There can be no assurance that these patents will be effective to protect the Company's products covered by these patents from duplication by others. In addition, there can be no assurance that the Company will be able to afford the expense of any litigation which may be necessary to enforce its rights under these patents or other patents the Company may obtain. Although the Company believes that its products do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has or may occur. In the event that the Company's products are determined to infringe upon the patents or proprietary rights of others, the Company could be required to modify its products or obtain a license for the manufacture and/or sale of the products, or could be prohibited from selling the products. There can be no assurance that, in such an event, the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect upon the Company. There can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If the Company's products are deemed to infringe upon the patents or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could also have a material adverse effect on the Company. The Company commenced one action seeking a declaration of non-infringement by Vivus, Inc. SEE "LEGAL PROCEEDINGS."

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


LIQUIDITY:

     Since inception, the Company has generated limited revenues and incurred significant losses, including losses of $2,545,531, $5,816,241 and $2,438,944 for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. The Company received $968,907 in revenue as Ordinary Income in 1998, entirely as a result of a forgiveness of debt. Losses are continuing through the date of this filing and the Company anticipates that it will continue to incur such losses until such time, if ever, as the Company generates sufficient levels of revenues from product sales to offset its operating costs. The Company believes that generation of such revenues is dependent upon, among other things, the Company's ability to obtain FDA approval. There can be no assurance the Company will be able to operate profitably or be commercially successful even if it receives funding for the development of the products.

     In December 1998, the Company had a balance in Intellectual Properties of $1,053,814, with accumulated depreciation of $53,196 for a net of $1,000,619. On December 31, 1998, Intellectual Properties was written down to zero, the determined market value at that time. The net asset balance of $1,000,619 was written off to the P&L as a loss on assets until such time a value can be determined for the Intellectual Properties.

     The Company has incurred research and development costs of $1,035,638, $1,374,675 and $109,553 for the years ended December 31, 1998, 1997 and 1996 respectively. These costs are directly associated with the development of the Company's products to bring the products and patents to the stages they are at currently. The costs incurred associated with such steps conformed to the Company's planned budgets for years ending 1998, 1997 and 1996.

FUTURE:

     The Company continues to qualify products in development within BTI to determine safety, effectiveness, market potential, and time and cost to commercialization. In addition, the Company is reviewing existing pharmacological agents of other pharmaceutical companies that could be made more effective by utilizing the Company's delivery system technology. As of this date, the Company plans to concentrate its personnel and financing resources exclusively for the five sexual dysfunction products when it receives adequate funding. It has no immediate plans to add additional products to the Company's commercialization and marketing efforts.


                                   THE MARKET

THE MARKET FOR MALE SEXUAL DYSFUNCTION:

     Male sexual dysfunction occurs when there is a persistent inability to achieve an erection sufficient to permit sexual intercourse. It is not a loss of desire or the ability to experience orgasm. In about 75% of cases, a medical condition such as diabetes, vascular disease, high blood pressure or a neurological disorder is found to be interfering with the erection process. An estimated additional 5% of cases occur due to anti-hypertensive and other medications. Smoking and excessive drinking of alcohol may also contribute to the condition. The remaining 20% of cases may have some form of psychological difficulty, including anxiety and stress. Often there is a combination of factors at work.

     According to the Consensus Report of the American Medical Association, ten to twenty percent of adult men in the United States suffer from sexual dysfunction. The market for treatments for Male sexual dysfunction, such as LLPGE1 products, is expected to grow over the next few years, as more men become comfortable with the fact that sexual dysfunction is treatable. The aging of the male population as the so-called "Baby Boomers" enter middle age is also expected to expand the market, since the incidences of Male sexual dysfunction is likely to increase with a man's age.

     PGE1 and Alprostadil, the active ingredients in the Company's products, have already been approved by the FDA. PGE1 applied intra-urethrally is absorbed across the urethral mucosa into the corpus spongiosum. Some of the dose enters the corpora cavernosum, while some of the dose goes into pelvic venous circulation. The half-life of PGE1 varies from 30 seconds to 10 minutes, and intra-urethrally administered product is barely discernible in the circulation. PGE1 causes the smooth muscle in the penile corpora to relax and dilates the penile arteries. This results in the rapid filling of the corpora with blood, which causes the compression of corporal sinusoids against the tunica albuginea, impeding venous outflow. Topically applied PGE1 has similar effects. The result is the development of an erection. LL Apomorphine works by stimulating erection-inducing centers in the brain while it is slowly released across the wall of the small intestine which the Company's product, LL Apomorphine, makes possible.


THE MARKET FOR FEMALE SEXUAL DYSFUNCTION:

     A sizable market already exists with female sexual dysfunction, as suggested by the widespread interest in Pfizer's intentions to test its pill on women in Europe. The Company believes that this market is likely to expand rapidly as effective therapeutic drugs are introduced for this disorder. Approximately 10 million women in the United States, between the ages of 50 and 74, reported a lack of lubrication on 229 million sexual intercourse occasions. Women experience sexual dysfunction as discomfort during sexual intercourse, dryness, increased time for arousal, diminished ability to reach orgasm or diminished clitoral sensation. Women are more likely to experience sexual difficulties if they are older and if they have medical conditions relating to vascular problems.


                                   COMPETITION

COMPETITION FOR THE MALE SEXUAL DYSFUNCTION PRODUCTS:

     The market for treatment of sexual dysfunction is emerging and evolving and is characterized by a number of entrants. The Company faces competition from a number of existing and potential competitors. Prostaglandin E-1 ("PGE1") is a naturally occurring vasodilator originally approved by the FDA for intravenous infusion in neonates. In 1995, PGE1 was approved by the FDA for use in Pharmacia & Upjohn Inc.'s Caverject, which is administered by needle injection as a treatment for male erectile dysfunction. Recently, the FDA approved PGE1 again by needle administration via Edex(R), a Schwartz-Pharma product. Upjohn's product has received regulatory approval worldwide, Schwarz-Pharma's product is approved for use in the United States and Europe.

     The product most similar to the Company's Male Intrameatal Product is produced by Vivus, Inc., and was approved by the FDA in November 1996. It consists of a pellet containing PGE1 which is released into the urethra via the specialized MUSE(R) device designed specifically for this purpose. This product, like injectable PGE1, has the potential for side effects, including dizziness, prolonged erection, priapism, headache, nervousness, drop in blood pressure and pain at application.

     Macrochem and NexMed are currently undertaking Phase I clinical trials of a topical solution containing PGE1. These products would compete directly with the Company's Male Topical Product, which has not yet commenced Phase I clinical trials. NexMed is currently undergoing a phase I clinical trial on Females with PGE1 and a dermal enhancement agent which would compete directly with the Company's female PGE1 product.

     There are tablet formulations of the Male sexual dysfunction products (phentolamine and sildenafil) currently being evaluated for New Drug Application ("NDA") approval by the Food and Drug Administration ("FDA"). NDA's for these oral products have recently been submitted to the FDA. The tablet formulations have potential benefits for patients who suffer from mild to moderate Male sexual dysfunction problems. However, clinical trials have shown that they cause various side effects due to systemic vasodilatation, which must be overcome. Pfizer, developer of Viagra(R), and Zonagen(R) are the two known competitors which are developing tablet formulations. Viagra(R) was approved by the FDA in March 1998. Zonagen(R) has not yet been approved by the FDA. The Company is developing its own oral formulation of liposomal, lyophilized Apomorphine ("LL Apomorphine") to compete with these oral drugs through its Male Oral Product. Apormorphine has been used without life threatening side effects since 1869 but can be associated with significant nausea and vomiting.

     Other forms of competition are penile implants and vacuum pumps. However, the Company anticipates that the market for these devices will decline with the increasing awareness of various drug formulations which provide a more natural erection.

COMPETITION FOR FEMALE SEXUAL DYSFUNCTION PRODUCT:

     A product for the treatment of Female sexual dysfunction is fairly new to the market. Pfizer Inc. has submitted an IND to assess Viagra(R) in Phase I trials for the treatment of female sexual dysfunction. Recent data has been generated which suggests inefficiency. Many of the Male sexual dysfunction products noted above are competitive, or potentially competitive, with the Company's Male sexual dysfunction products, and may be adaptable as Female sexual dysfunction products. It is the Company's belief that there are no other companies with female sexual dysfunction products in development.

GENERAL:

     Although the Company is not aware of any additional technologies or products that are functionally similar to those of the Company currently under development, there can be no assurance that such technologies or products will not be developed or that other companies with the expertise or resources that would encourage them to attempt to develop or market competing products will not develop new products directly competitive with the Company's products. Some of the Company's competitors and potential competitors have well-established reputations for success in the development, sale and service of biopharmaceuticals and have substantially greater financial, technical, personnel and other resources than the Company, enabling them to undertake clinical testing of products, obtain regulatory approvals and manufacture and market pharmaceutical products in response to competitors seeking to market new products and enter into new markets. In addition, there can be no assurance that the Company can complete clinical testing of its products, obtain regulatory approvals and commence commercial-scale manufacturing in a timely manner to be effectively competitive.

                          PRODUCTION AND MANUFACTURING

GENERAL:

     The Company does not own or lease any manufacturing facilities, does not manufacture the products or any of their ingredients, and purchases all ingredients from unaffiliated suppliers, including FDA validated suppliers of LLPGE1. The Company does not now have any contracts with manufacturers. Although the Company believes that there are adequate suppliers and manufacturers sufficient to satisfy the Company's requirements, the terms on which suppliers and manufacturers will be available could have a material effect on the success of the Company.

     The Company believes that it is unnecessary to acquire the equipment required for production at this time and anticipates utilizing its existing current arrangement with outside laboratories for the manufacturing of its products for distribution. The Company believes that alternative manufacturers are available if the designated manufacturers are unavailable for any reason.

     The Company is not aware of any environmental issues related to the use of disposal of its product. The chemistry involved produces no damaging effects on human, animal or plant life if exposed to the general population's air, water or soil supply.

DEPENDENCE ON THIRD-PARTY RESEARCH:

     The Company will need substantial financing to conduct research and clinical studies, primarily for the purpose of obtaining FDA approval for the marketing of the LLPGE1 products and the oral LL Apomorphine products in the U.S. The trials for the Company's Phase I clinical study of the Company's Male Intrameatal product were conducted by two private, practicing urologists in Las Vegas, Nevada. The Company plans to continue to utilize third parties to conduct the necessary clinical trials, and, therefore, will be substantially dependent upon third-party researchers and others, over whom the Company will not have absolute control, to satisfactorily complete scientific studies performed on behalf of the Company. There can be no assurance that third parties will be able to carry out these studies in the proper manner, within the time frame, and within the cost estimates currently relied upon by management. In the event that the studies were carried out incorrectly or improperly, or were not completed within the time frame currently contemplated, or exceeded current cost parameters, the Company's business could be materially adversely affected.


                                    MARKETING

     The commercial success of the Company's products will require acceptance by urologists, family practitioners with a significant elderly male clientele, medical doctors practicing as sex therapists and the medical community as a whole. Such acceptance will depend in large part on the results of the clinical trials and the conclusion by these physicians that the Company's products furnish a safe, cost-effective and acceptable method of treatment. Accordingly, achieving market acceptance of the Company's products will require substantial marketing efforts and expenditure of significant funds to educate doctors, pharmacists, and the public about what the Company believes are their advantages and benefits. To that end, the Company plans to negotiate with potential distributors for major international pharmaceutical companies in the United States, European and South American markets. As is customary in the biopharmaceutical industry operating in these markets, the Company anticipates that these distribution agreements if reached, as to which there can be no assurance, will provide for the distributor to pay to the Company up-front licensing fees and milestone payments. In addition, the distributor will be responsible for the costs of registration and/or FDA approval and validations. Despite these arrangements, the Company believes that it will need to expend over $3 million over the first few years of launch in marketing support activities. Based on market studies undertaken by the Company, it expects that sales of LLPGE1 products, both in the United States and internationally, could generate material revenues to the Company if and when they are available for sale. If financing becomes available to the Company, it believes that the Male and Female Topical Products would be its initial revenue producing products.

                              MILLENNIUM YEAR 2000

     The Company does not anticipate any problem in dealing with computer entries in the year 2000 or thereafter, with any computers currently used at any of their facilities. All of the Company's computers are stand-alone personal computers. The Company keeps current with all updates and revisions with all software used by the Company and has confirmed with their accounting software supplier, State of the Art, that version 3.2. has been proven to be in compliance with the millennium requirements. It is anticipated that all other software updates the Company uses reflect the required revisions to accommodate transactions in the year 2000 and thereafter.

                                    EMPLOYEES

     The Company has no full time employees and does not anticipate having any until the Company obtains financing.

     The Company is dependent on the efforts and abilities of Jackie R. See, M.D., its founder and a director. On January 12, 1999, the Chief Accounting Officer, Barbara L. Berry resigned her position. On March 4, 1999, Thomas E. Waite resigned as President, CEO and Chairman of the Board of the Company.

     The Company needs to retain qualified personnel to conduct its business but will be unable to do so until it obtains financing. If and when it obtains financing, the Company will be in competition with other employers, many of which have significantly greater resources than the Company, to obtain such qualified personnel. There can be no assurance that the Company will be able to hire or retain such other qualified personnel.


                                    INSURANCE

DIRECTORS AND OFFICERS INSURANCE:


     In 1998 the Company obtained Directors and Officers insurance from American International Group. The policy pays the loss of a director or officer of the Company arising from a claim first made against the director or officer during the policy period for an actual or alleged wrongful act. The per-claim maximum limit liability coverage is $3,000,000 with the annual aggregate limit of liability coverage also being $3,000,000. The retention for each loss coverage is $75,000 for corporate matters and $250,000 for security matters. The policy provisions include: no prior acts exclusion (i.e. all prior acts are included to the extent a claim is made during the policy coverage period), 100% entity coverage for security matters (if the claim names the Company and no officer or director, the policy includes coverage for the Company), employment practices liability for directors and officers, including security suits, punitive damages covered on security claims, green mail, and secondary offering for 30 days. The policy does not include the "hammer clause" (limiting coverage to the amount of a settlement offer received) nor listed events. The retention for securities matters is refundable if the case is dismissed with or without prejudice. The policy contains standard conditions and exclusions normal to this type of policy. The policy expired February 28, 1999. The Company has made no claim, and it does not know of any claim made by any director or officer of the Company, under this policy. Until the Company obtains financing, it will be unable to renew this policy or obtain substitute coverage.


PRODUCT LIABILITY:

     Upon the commencement of commercial production, the Company's business will expose it to an inherent risk of potential product liability claims, including claims for serious bodily injury or death, which could lead to substantial damage awards. The Company intends to have full product liability coverage covering clinical trials at the time it begins its FDA clinical trials, and will not proceed until such coverage is in place. The Company will need financing to be able to pay for such coverage. The Company will seek to obtain a policy with minimum coverage of $1,000,000, with increases to such required levels of insurance as its products are commercialized. There can be no assurance, however, that the Company will be able to obtain, maintain or increase its insurance on acceptable terms or at reasonable costs, or that such insurance will provide the Company with adequate coverage against potential liabilities. A successful claim brought against the Company in excess of, or outside of, its insurance coverage could have a material adverse effect on the Company's results of operations and financial condition. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect on the Company's ability to obtain physician endorsement of its products or expand its business.

RELIANCE ON INTERNATIONAL SALES

CURRENCY EXCHANGE RISKS ASSOCIATED WITH INTERNATIONAL SALES:

     The Company anticipates marketing its products internationally, as well as in the U.S. To the extent the Company is able to market its products in foreign countries, the Company will become subject to the risks associated with international sales, including, but not limited to, health and welfare regulatory controls imposed by foreign governments, shipping delays, customs duties, export quotas and other trade restrictions, increased collection risks and international political, regulatory and economic developments, and exchange risks, any one of which could have an adverse effect on the Company's operating results.


BUSINESS INTERRUPTION INSURANCE:

     The Company does not currently maintain business interruption insurance coverage. The Company is a development stage concern at this time. Upon obtaining further financing, if it is able to do so, then it plans to rely on a few key employees to direct and administer the activities of the Company. The Company will continue to outsource most aspects of its operations, except administration. Assuming the Company does obtain financing and can continue operations, there can be no assurance that the Company will be able to obtain cost effective insurance, diversify its outsource functions, or maintain a core group of effective personnel sufficiently adequate to protect the Company's financial condition.


                              GOVERNMENT REGULATION

     The Company is subject to various FDA regulations which govern or influence the research, testing, manufacturing, safety, labeling, storage, recordkeeping and advertising and promotion of pharmaceutical products, biologics, and Class II devices. The Company believes it is in substantial compliance with all material federal and state laws and regulations. There can be no assurance, however, that the Company will be able, for financial and other reasons, to continue to comply with applicable laws, rules and regulations. Failure or delay by the Company to comply with FDA regulations or other applicable regulatory requirements could subject the Company to civil remedies, including fines, suspensions, delays of approvals, injunctions, recalls or seizures of products, operating restrictions, as well as potential criminal sanctions, which could have a material adverse effect on the Company.

     The Company's research, development, clinical trials, manufacturing and marketing of its products, are subject to extensive, rigorous and frequently changing regulatory review process by the FDA and other regulatory agencies in the U.S. and various foreign countries. The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. FDA procedures for approval of pharmaceuticals and biologics involve clinical testing which occurs in three phases to demonstrate the safety and efficacy of the product. Phase I clinical trials consist of testing for the safety and tolerance of the product with a small group of subjects and may also yield preliminary information about the effectiveness and dosage levels of the product. Phase II clinical trials involve testing for efficacy, determination of optimal dosage, and identification of possible side effects in a larger patient group. Phase III clinical trials consist of additional testing for efficacy and safety with an expanded patient group. Upon successful completion of Phase III testing, a New Drug Application ("NDA") can be filed. Approval requires a review of detailed data resulting from the clinical studies, the composition of the drug, the labeling that will be used, information on manufacturing methods, and samples of the products. After the FDA completes its review of the application, a panel of medical experts typically reviews the product, and the applicant is required to answer questions regarding its safety and efficacy. At the recommendation of the panel, an NDA may be granted and the product may then be marketed. After the product has been approved for marketing, Phase IV post-marketing surveillance studies may be required to provide additional data to the FDA for longer term follow-up concerns.

     The Company submitted an Investigational New Drug ("IND") application to the FDA in May 1996 for LLPGE1 as used in its Male Intrameatal Product and has concluded its Phase I trial. The Company presented the results of that Phase I clinical study to the FDA in April 1997, as part of its pre-Phase II clinical trial meeting. On May 29, 1998, the Company received approval from the FDA on the Phase I study, and approval to initiate Phase II clinical trials for the Male Intrameatal Product. Protocols and research sites for the Phase II study on sexual dysfunction are complete and the Company is moving forward with its Phase II clinical trials. In this regard, the FDA recommended that the product's dosage be increased by 50%, that the study's parameters be refined to conform more closely to other equivalent studies, and that certain potential indirect effects of the product's use be more closely monitored. The FDA did not require the Company to perform any further animal studies but also prohibited the Company from making any label claims based on the animal study it had previously conducted, due to the small size of this study.

     The Company expects that some aspects of the Male Intrameatal Product may be regulated by the FDA as Class III devices. Pre-clinical evaluations of Class III devices are similar to those of pharmaceuticals and biologics, with additional emphasis on implant persistence, implant sensitization, and carrier characterization and specifications. The Company expects that some of its potential products also may be regulated by the FDA as Class II devices upon completion of clinical testing. Class II devices include urological catheters. A Form 510(k) for the catheter to be used with LLPGE1 will be filed with the FDA at the time of the NDA submission. This application must contain data demonstrating the safety of the product for human use, as well as information on manufacturing processes and procedures.

     Pending financing, the Company is not taking action to secure FDA or other regulatory clearance. If and when financing is obtained, there can be no assurance that FDA or other regulatory clearance will not take longer than currently anticipated because of delays, problems or unforeseen safety difficulties or that regulatory clearance will ever be granted, although the Company believes that FDA and other regulatory clearance ultimately will be forthcoming if the Company obtains financing. Failure to obtain FDA approval for a product would prevent the Company from marketing that product in the United States, which would have a material adverse effect on the Company's business, financial condition and results of operations. Even if regulatory approval is obtained, a marketed pharmaceutical product and its manufacturer are subject to continuing regulatory review, and discovery of previously unknown problems or amendments to existing statutes or regulations or the adoption of new statutes or regulations could result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

     At present, the Company plans to distribute its products to various countries and regions world wide. If the Company can obtain adequate financing, management believes that such distribution may generate material royalty revenues by 2002. However, such distribution of the Company's products outside the United States will also be subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, and the time required for regulatory review and th sanctions imposed for violations, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements with respect to a Company products would prevent the Company from marketing their products in such foreign country or countries. Such inability to market could have a material adverse effect on the Company's business, financial condition and results of operations.

     The manufacturing processes of the Company's products will be subject to certain regulatory guidelines. The FDA establishes these guidelines. All pharmaceutical manufacturers must conform to these guidelines. The FDA inspects these facilities on a regular basis and notes any deficiencies. The facility must correct such deficiencies within a specified period of time.

     Any new pharmaceutical facility must go through a strict inspection by the FDA, in a full audit, and then adhere to the guidelines. Any facility not adhering to these guidelines is subject to FDA regulatory action. The Company has concluded discussions with FDA experts regarding animal trials for its Female Topical Product. Two-week studies on rabbits will be performed on the basis of these conversations when adequate GMP (Good Manufacturing Practice) product is manufactured, followed by submission of an IND for Phase I trials.

                           COLLABORATIVE ARRANGEMENTS

     The Company has operated, and plans to continue to operate if it obtains financing, as a "virtual company". It has relied and plans to continue to rely on subcontracting and collaborative arrangements for much of its research and development, manufacturing, clinical trial and marketing operations. Since January 1994, when BTI acquired the majority of the Company's Common Stock, the Company has relied extensively on management, technical and financial services provided by BTI. During 1997, the Company established an in-house management team separating the operations of BTI from the Company's operations, and it no longer relies on BTI.

     The Company intends to continue to seek and enter into collaborative arrangements with pharmaceutical distribution concerns to eventually distribute its products. Such collaborative arrangements might include financing of the Company.



                          OTHER FINANCING ARRANGEMENTS

1. On January 13, 1998, the Company entered into a financing agreement (such agreement, as amended on February 3, 1998, is herein referred to as the "Financing Agreement") with Jackie R. See, a director and a controlling stockholder of, and consultant to, the Company, and Thomas E. Waite, former President, Chief Executive Officer and Chairman of the Board of Directors, and a controlling stockholder of the Company, whereby such investors (a) purchased an initial tranche of 1,580,278 shares of the Company's Common Stock (the "Initial Shares") for an aggregate purchase price of $5,000,000, and (b) may purchase up to an aggregate of 592,604 additional shares of the Company's Common Stock (the "Additional Shares"), upon certain terms and conditions, at an aggregate maximum additional purchase price of $5,000,000. The initial funding of $5,000,000 was effected on February 3, 1998 by the delivery to the Company by each of Dr. See and Mr. Waite of a check for $7,901.39 and Promissory Notes due March 31, 1999 in the principal amount of $2,492,098.61, bearing interest at the rate of 1% above prime and secured by the shares purchased. The Initial Shares, the Additional Shares, and the shares of Common Stock held by Dr. See and Mr. Waite prior to entering into the Financing Agreement have been registered by the Company under the Securities Act of 1933 to facilitate their sale as required by the Financing Agreement.

    Under the Financing Agreement, Dr. See and Mr. Waite had the right, but not the obligation, to invest up to an additional $5,000,000 prior to April 1, 1999 to purchase Common Stock, of which $2,500,000 would acquire 383,070 shares at $6.238 per share and an additional $2,500,000 would acquire 197,534 shares at $12.656 per share, so that if all available investments under the Agreement had been made by Dr. See and Mr. Waite, they would have invested $10,000,000 to acquire 2,172,882 shares of Common Stock. The Board of Directors of the Company ratified the Agreement on February 23, 1998, with Dr. See and Mr. Waite abstaining from voting. Dr. See and Mr. Waite approved the Financing Agreement when they were the only directors of the registrant. The Agreement was ratified by the Stockholders of the Company at the Company's Annual Meeting of Stockholders held July 9, 1998 in Lake Mary, Florida. 3,532,428 shares voted "FOR" ratification and approval of the financing agreement, totaling a majority.

    A fairness opinion has been obtained in connection with the Financing Agreement from H.D. Brous & Co., Inc., a New York Stock Exchange member firm located in Phoenix, Arizona.

    Neither Dr. See nor Mr. Waite paid their respective Promissory Notes when due March 31, 1999, although on October 22, 1998 and on November 3, 1998, Mr. Waite made payments of $175,000 and $125,000, respectively. These payments were applied to principal, leaving a principal balance on his Promissory Note of $2,192,099. Dr. See and the Company are negotiating a resolution of his indebtedness in consideration for a portion of his shares of Common Stock of the Company, support for the technology of the Company and/or other benefits to the Company, but no agreement or understanding has been reached related thereto. Mr. Waite has sued the Company claiming that his Promissory Note was obtained in connection with misrepresentations made to him when he joined the Company, and claims that he should have no obligations to the Company on the Promissory Note. See Item 3. LEGAL PROCEEDINGS. At December 31, 1998, the principal balance due on these two promissory notes was $4,684,197. Due to the uncertainty of collectability on these notes, at December 31, 1998, the full balance of principle and interest was reserved as a contra asset account to the receivable balance with the interest receivable balance of $165,861 written off against the interest income account.

2.  a. On February 23, 1998, the Company entered into a financing agreement with
    O. Lee Tawes III, under which Mr. Tawes provided financing of $600,000 to the Company in exchange for 200,000 shares of Common Stock of the Company.

    b.On June 19, 1998, the Company entered into a financing agreement with Ronald E. Patterson, under which Mr. Patterson provided financing of $249,999 to the Company in exchange for 83,333 shares of Common Stock of the Company.

    c. On June 29, 1998, and again on July 1, 1998, the Company entered into financing agreements with The RK Company, under which The RK Company provided a total financing of $500,000 to the Company in exchange for 166,667 shares of Common Stock of the Company.

    d. On July 7, 1998, the Company entered into a financing agreement with Elisabeth & Samuel Valenzisi, under which Mr. and Mrs. Valenzisi provided a total financing of $24,000 to the Company in exchange for 8,000 shares of Common Stock of the Company.

    e. Such shares were registered under the Securities Act of 1933 to facilitate their sale, as provided in each of the four foregoing financing agreements. Each such financing agreement also provided that a proportionate number of additional shares would be issued if on the effective date of the Registration Statement registering such shares. The Registration Statement for such shares was effective July 28, 1998, when the closing bid price on that day was $6.62. Thus no additional shares were issuable pursuant to any such financing agreements.

ITEM 2. DESCRIPTION OF PROPERTY

The Registrant had the following office lease commitments at December 31, 1998:

    a The Registrant occupied 2,992 square feet in Lake Mary, Florida where the corporate headquarters and general operations of the Company are maintained. Rent of $4,268.58 is to be paid monthly beginning December 15, 1997 through December 31, 2000. During December 1998, the Company negotiated out of their lease and closed its corporate headquarters in Lake Mary, Florida. The Company's headquarters are currently operating out of the Chief Financial Officers office located in Reno, Nevada until additional space is located.

    b In June 1998, the Company moved its research & development offices from Irvine, California to Costa Mesa, California where they occupied 930 square feet. Monthly rent was $900 beginning June 15, 1998 expiring June 14, 1999. In January 1999, the Company negotiated out of their lease and closed its research and development office in Costa Mesa, California. All research and development is expected to be performed out of Pyramid Laboratories in Costa Mesa, California.

    c On July 20, 1998 the Company moved the administrative headquarters from Reno, Nevada to Scottsdale, Arizona where the accounting operations are maintained. They occupy 144 square feet and pay rent of $610 monthly expiring August 31, 1999. In February 1999, the Company negotiated out of their lease and closed its administrative office in Scottsdale, Arizona. The Company's administration is currently being maintained out of the Company's Chief Financial Officers' office in Reno, Nevada.


     The Registrant does not own any real estate, nor is the Registrant engaged in the business of investing in real estate or real estate mortgages.


ITEM 3. LEGAL PROCEEDINGS

CERTAIN LEGAL PROCEEDINGS RESOLVED:


(a) On December 3, 1997, the Company agreed to transfer 15,000 shares as payment in full of an outstanding debt of $90,225 owed to Pyramid Laboratories, Inc. ("Pyramid") by the Company for work performed on the PaGE1 project. The Company maintains a good relationship with Pyramid whereby Pyramid has agreed to perform a six-month stability study for the LLPGE1 product.

(b) HARVARD SCIENTIFIC CORPORATION v. NEVADA AGENCY & TRUST COMPANY, a Nevada corporation, and Does I - V, inclusive and ABC Corporations I-V, inclusive, Case No. CV98-00017 filed in the District Court of the State of Nevada, Washoe County, Nevada, filed on January 2, 1998. In this action, Harvard filed a request for an injunction against Nevada Agency & Trust Company, Harvard's former transfer agent, to relinquish all records of the Company to a newly appointed transfer agent located in Salt Lake City, Utah. The Company was granted the injunction, and the records were transferred to the new transfer agent on January 6, 1998.

    On September 18, 1998 settlement discussions were concluded and all parties entered into a mutual settlement agreement whereby both parties were to pay their own costs and attorney fees and take nothing further. Effective February 24, 1999, Nevada Agency & Trust Company resumed services as the Company's transfer agent.

(c) COGDILL vs. HARVARD SCIENTIFIC CORP., DR. JACKIE R. SEE INDIVIDUALLY AND ON BEHALF OF HARVARD SCIENTIFIC CORP., AND NEVADA AGENCY & TRUST COMPANY, Case No. KC-025611, filed in the Superior Court for the State of California, in the County of Los Angeles on June 2, 1997. Cletus Cogdill, ("Cogdill") a shareholder of the Company alleges that he purchased the Company's Common Stock on March 17, 1994. The certificate was issued on June 17, 1994 after the closing of a subscription agreement, pursuant to Rule 144 under the Securities Act of 1933 whereby such stock was to be held for two years before it could be sold. On March 18, 1996, Cogdill completed form 144 listing his acquisition date as June 17, 1994 in an attempt to sell his stock. On April 12, 1996, Cogdill completed a revised form 144 indicating the shares had been acquired on March 17, 1994, meeting the two year holding period as required by Rule 144. New certificates were approved and issued to Cogdill but were apparently lost in the mail or lost by Cogdill's broker. Two months later (June 10, 1996) Cogdill sold his stock and due to the reduction in market share price during that two month period, he claims he lost value of approximately $57,000. Cogdill alleged that the Company committed acts of fraud, intentional misrepresentation and negligent misrepresentation causing him financial losses.

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

(d) ALEXANDER H. WALKER JR. v. HARVARD SCIENTIFIC CORP. AND JACKIE R. SEE, M.D., Case No. 980901221 in the Third Judicial District Court in Salt Lake City, Utah, filed on February 6, 1998. Alexander H. Walker, Jr. ("Walker"), a former officer, director and General Counsel to the Company, alleges two causes of action: 1) breach of contract by the Company with respect to his employment agreement, and 2) false representations allegedly made to Walker by the Company causing him damages in excess of $1,420,000. The Company denies liability to Walker and initiated an action against Walker and Nevada Agency & Trust, Co., in the District Court for the State of Nevada. (See (g) and (h) below).

    On September 18, 1998 the parties concluded settlement discussions and entered into a mutual settlement agreement wherein Walker was to return all outstanding share certificates to the Company (approximately 120,200 shares) from which 16,000 shares (the same 16,000 shares referred to in (f) below) would be re-issued to Walker with the remaining shares being returned to the Company's Treasury. These shares were re-issued on October 14, 1998 and valued at par value. A dismissal with prejudice was filed as required by the Settlement Agreement.

(e) HARVARD SCIENTIFIC CORP. vs. ALEXANDER H. WALKER JR. AND NEVADA AGENCY & TRUST, CO., Case No. CV98-01959 filed on March 23, 1998 in the Second Judicial District Court of the State of Nevada in the County of Washoe. The Company sought to recover damages sustained by the Company as a result of Walker's failure to perform his responsibilities as General Counsel for the Company, and breaches of fiduciary duties owed to the Company by both Walker and Nevada Agency & Trust, Co. In addition, the Company sought indemnity from Walker for damages sustained as a result of having been forced to negotiate settlements in other litigation's as a result of Walkers actions. The Nevada Court stayed this action pending the outcome of the jurisdictional issues raised in the Utah litigation between the parties.

    On September 18, 1998 the parties concluded settlement discussions and entered into a mutual settlement agreement. See settlement discussions at
    (d) and (f)). These shares were re-issued on October 14, 1998 and valued at par value. A dismissal with prejudice was filed as required by the Settlement Agreement.


(f) ALEXANDER H. WALKER, JR., DON STEFFENS INDIVIDUALLY AND AS TRUSTEE FOR THE STEFFENS FAMILY TRUST, AND IAN HICKS, vs. ATLAS STOCK TRANSFER COMPANY, HARVARD SCIENTIFIC CORP., AND JACKIE R. SEE, M.D., Case No. 98-0905858 filed on June 12, 1998 in the Third Judicial District Court in the State of Utah in the County of Salt Lake. The action alleges that the Plaintiffs, collectively, own approximately 270,200 shares (adjusted for the 1 for 10 reverse stock split on February 2, 1998). The Plaintiffs alleged that the Company fraudulently issued stop transfer orders or placed other prohibitions to keep the Plaintiffs from trading said shares. Plaintiffs have requested damages of unspecified amounts for the defendant's wrongful refusal to transfer the shares. On August 3, 1998 the Company filed a response denying each and every material allegation in the complaint. The shares in dispute include 1) 120,200 shares issued to Alexander H. Walker, Jr., 2) 125,000 shares issued to Don Steffens and/or the Steffens Family Trust, and 3) 25,000 shares issued to Ian Hicks.

    On October 14, 1998, and as agreed to in the Settlement Agreement, the Plaintiffs collectively returned 270,200 shares of Common Stock to treasury, including 120,200 shares from Alexander Walker, 125,000 shares from Don Steffens and 25,000 shares from Ian Hicks. In addition, upon the return of those shares the Company agreed to re-issue 16,000 shares (the same 16,000 shares referred to in (d) above) to Walker, 15,890 shares to Steffens and 3,500 shares to Hicks (the same 15,890 shares and 3,500 shares referred to in (g) below). These shares were re-issued on October 14, 1998 and valued at par value. A dismissal with prejudice was filed as required by the Settlement Agreement.

(g) BIOSPHERE TECHNOLOGY INC. AND HARVARD SCIENTIFIC CORP. vs. DON STEFFENS, INDIVIDUALLY AND AS TRUSTEE FOR THE STEFFENS FAMILY TRUST AND IAN HICKS, Filed in the Superior Court for the County of Los Angeles, State of California, Case No.BC194236, filed on July 14, 1998. On April 21, 1998, the Company issued a Demand Letter to Don Steffens ("Steffens"), a former officer and director of the Company, for the return of 125,000 shares of its Common Stock issued to him in 1997 plus the return of $100,000 cash paid to him on April 18, 1997. The shares were issued to Steffens in consideration of his performance as an officer and director of the Company, and were advanced in accordance with his employment contract, for the period beginning May 1997 through May 2000. Steffens resigned his positions as officer and director of the Company on November 14, 1997. Ian Hicks ("Hicks") was issued 25,000 shares of Common Stock in consideration of promised faithful discharge of officer and director duties. Hicks resigned in May 1997. During such times as they held their positions, both Steffens and Hicks undertook various actions, which the Company believes, were in breach of their fiduciary duty.

    On September 18, 1998 the parties concluded settlement discussions and entered into a mutual settlement agreement wherein Steffens and Hicks are to return outstanding share certificates to the Company from which 15,890 shares of Common Stock would be re-issued to Steffens and 3,500 shares of Common Stock would be re-issued to Hicks (the same 15,890 shares and 3,500 shares referred to in (f) above). The remaining shares returned to the Company's Treasury. A dismissal with prejudice was filed as was required by the Settlement Agreement. See (d), (e) and (f) above.

(h) HARVARD SCIENTIFIC CORP. v. SPRINGRANGE INVESTMENT GROUP, Case No. 98 civ. 0735 (DC), filed in the United States District court, Southern District of New York, filed on February 3, 1998. Springrange Investment Group ("Springrange") was the holder of 6% Convertible Debentures issued pursuant to the Securities Purchase Agreement dated March 21, 1997. The Company alleges that Springrange had breached its representations under the agreement by taking a short position and otherwise manipulating the price of the Company's Common Stock. The Company is seeking to recover damages arising from Springrange's breach of contract and misrepresentations. On January 28, 1998, the investor of the 6% Convertible Debenture gave notice to the Company to convert into Common Stock $250,000 of principal plus interest calculated at $12,863. The conversion calculated at 80% of the market price, called for the transfer of 525,726 shares of Common Stock to the investor. On January 29, 1998, the investor again gave notice to the Company to convert into Common Stock $250,000 of principal plus interest calculated at $12,904. The conversion called for the transfer of 486,859 shares of Common Stock to the investor. The Company has not honored the above requests.

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

    On August 17, 1998 the parties entered into a mutual Settlement Agreement and Release whereby the Company agreed to transfer $1,800,000 to Springrange in exchange for full and final settlement of all claims asserted in all the legal actions against the Company, its Board of Directors and management by Springrange. The Company agreed to issue 600,000 shares to a third party purchaser in exchange for $1,800,000. The Terms of the agreement were subject to a ruling by the presiding judicial authority as to their fairness. On September 23, 1998 a fairness hearing was held in the New York action approving the terms of the settlement agreement and the exemption of the 600,000 shares from registration. The Company issued 600,000 shares of its Common Stock to a third party, who purchased them for $1,800,000, which, in turn, was paid to Springrange for full and final settlement of all claims.


    The shares were issued pursuant to the court order in this action and the exchange of stipulations dismissing with prejudice the Nevada action (see
    (k) below) and the New York action. Also see Note 9.

(i) SPRINGRANGE INVESTMENT GROUP LTD. vs. HARVARD SCIENTIFIC CORP., THOMAS E. WAITE, DR. JACKIE R. SEE, MARTIN J. HOLLORAN, ROBERT T. HAYDEN, CURTIS A. ORGILL, Case No. A385912 filed on March 17, 1998 in the Eighth Judicial Court for the State of Nevada and the County of Clark. Springrange is seeking to enjoin and nullify the Financing Agreement between the Company and Mr. Waite and Dr. See. On March 18, 1998, Springrange filed an ex-parte Application for Temporary Restraining Order and a Motion for Preliminary Injunction. On March 23, 1998, the Court issued a Temporary Restraining Order against the Company, Mr. Waite and Dr. See. On March 31, 1998, the Company filed a motion to Vacate the Temporary Restraining Order requesting the imposition of sanctions against Springrange and its counsel for untruthful representations made in Springrange's application for a Temporary Restraining Order. The Company also moved to have the action transferred from Las Vegas, Nevada to Reno, Nevada. On April 6, 1998, the Nevada District Court dissolved the Temporary Restraining Order, transferred the litigation to Washoe County, imposed a sanction award against Springrange in the amount of $11,095.76; and continued any determination with regard to Springrange's motion for preliminary injunction.

    On August 17, 1998 the parties entered into a mutual Settlement Agreement and Release whereby the Company agreed to transfer $1,800,000 to Springrange in exchange for full and final settlement of all claims asserted in all the legal actions against the Company, its Board of Directors and management by Springrange. The Company agreed to issue 600,000 shares to a third party purchaser in exchange for $1,800,000. The Terms of the agreement were subject to a ruling by the presiding judicial authority as to their fairness. On September 23, 1998 a fairness hearing was held in the New York action approving the terms of the settlement agreement and the exemption of the 600,000 shares from registration. The Company issued 600,000 shares of its Common Stock to a third party, who purchased them for $1,800,000, which, in turn, was paid to Springrange for full and final settlement of all claims.

    The shares were issued pursuant to the court order in this action and the exchange of stipulations dismissing with prejudice the Nevada action and the New York action (see (j) above). Also see Note 11.

LEGAL PROCEEDINGS UNRESOLVED:

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

    Savage filed a motion for partial summary judgment on August 11, 1998 alleging that there are no material facts at issue. On September 21, 1998, the motion was denied. The matter has been scheduled for trial on the May 9, 2000 trial calendar.


(b) On November 3, 1995, BTI entered into an agreement with a European marketer, Pharma Maehle ("Pharma"), whereby Pharma was to establish the European market for the Company's erectile dysfunction product (only the Intraureathral Product) to develop, manufacture, sell, practice and exploit the use of the Company's proprietary license technology. In February 1996, an amendment to the agreement was signed to reflect the transfer of said agreement from BTI to the Company. On March 20, 1996, Section 19.0 (Entire Agreement) was amended to better express the intent of the parties. On December 20, 1996, the Company notified Pharma in writing that it was terminating the agreement for breach of contract and the implied covenant of good faith and fair dealing inherent in all contracts by failing to exercise reasonable diligence to exploit the technology and patent rights. On January 13, 1997, the Company signed a Letter of Understanding with Pharma, whereby the parties would consider working out a formal agreement settling their disputes after seeking advice from legal council. The agreement was to be accomplished within 10 working days from January 13, 1997, and when that did not occur, the Company again notified Pharma of it's intent to terminate any and all agreements with Pharma referencing previous termination notices. Pharma contends the various notices of termination were withdrawn or ineffective and the agreement is enforceable. However, the Company believes it has rightfully terminated the agreement with Pharma, which has been and continues to be in breach of the agreement in any event. The validity of the agreement is currently in dispute.

    On February 19, 1998, the Company renewed it's previous notices of termination and renoticed the termination of the licensing agreement with Pharma. The Company demanded binding arbitration under Nevada law of the existing disputes between the parties pursuant to the terms of the licensing agreement. Pharma has retained Nevada counsel. Arbitration is being pursued and discovery has commenced.

(c) HARVARD SCIENTIFIC CORPORATION vs. DAVID E JORDAN, Case No. 98-2031-CA-16-P filed in the circuit court of the 18th Judicial Circuit, in Seminole County, Florida, filed on or about October 1, 1998. David E. Jordan ("Jordan") was a consultant to the Company. On May 15, 1997, the Board of Directors considered a resolution engaging Jordan for his services. At that time the Company discussed a compensation of $15,000 per month plus 100,000 shares (restated to reflect the 1 for 10 reverse split effective February 2, 1998) of the Company's Common Stock. A Consulting Agreement was never consummated. Despite the fact that no agreement was consummated, stock certificates evidencing 100,000 shares of the Company's Common Stock were issued and delivered to Jordan on June 6, 1997. On or about June 17, 1997, the Company cancelled the 100,000 shares issued and delivered to Jordan. In April 1997, prior to the issuance date of the 100,000 shares, Jordan marketed and sold portions of these shares. Jordan also presented himself as an agent of the Company in the sale of these shares when, indeed, he had never received the authority to do so. The Company claims an action for damages, injunctive relief and declaratory judgement in excess of $15,000. See Note 13, "Subsequent Events".

(d) THOMAS WAITE, PLAINTIFF, VS. HARVARD SCIENTIFIC CORP., A NEVADA CORPORATION, AND DR. JACKIE R. SEE, DEFENDANTS, Case No. 99-508-CA-15-K, filed in the Circuit Court of the 18th Judicial District in and for Seminole County, Florida, filed on March 8, 1999 by Mr. Waite, former President, CEO and Chairman of the Board. The action alleges that Mr. Waite was fraudulently induced to enter into the February 1998 financing agreement approved by the stockholders in May of 1998. In addition, Mr. Waite seeks rescission of such loan agreement and repayment of $300,000 loaned under the agreement. On April 6, 1999, the Company and Dr. See filed a notice of removal of the action to the United States District Court, Middle District of Florida, Orlando Division, as Case No. 99-409-CIV-ORL-22B. The Company denies all allegations and plans to vigorously defend itself against these untrue claims of fraud.

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

     The Company's authorized stock consists of 110,000,000 shares, $.01 par value per share, 100,000,000 of which are shares of Common Stock, and 10,000,000 of which are Preferred Stock. On April 12, 1999, there were 6,003,737 shares of the Company's Common Stock, and no shares of the Company's Preferred Stock, outstanding.

     The following table sets forth the range of high and low bid quotations for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and do not necessarily represent actual transactions:

                                  COMMON STOCK

                       QUARTER ENDED      HIGH BID      LOW BID
               ---------------------------------------------------
                       March 31, 1999       $1.56         $.63
                    December 31, 1998       $4.78         $.94
                   September 30, 1998       $8.31        $6.19
                        June 30, 1998       $9.75        $3.67
                       March 31, 1998       $9.40        $3.00
                    December 31, 1997      $14.10        $2.90
                   September 30, 1997      $22.50        $9.40
                        June 30, 1997      $61.90       $12.50
                       March 31, 1997      $81.30       $25.00
                    December 31, 1996      $26.20        $8.70



     On March 31st, 1999, the high, low and closing bid price of the Company's Common Stock, as reported on the OTC Bulletin Board by NASDAQ Trading and Marketing Services, were $.625, $.625 and $.625 respectively.

     The approximate number of record holders of the Registrant's capital stock as of March 31, 1999 was 207. Effective through February 23, 1999, the transfer agent and registrar for the Common Stock was Olde Monmouth Stock Transfer Co., Atlantic Highlands, New Jersey. Effective February 24, 1999, the Company changed transfer agents to Nevada Agency and Trust & Co., Reno, Nevada.

DIVIDENDS:

     The Registrant has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Registrant currently intends to retain its earnings, if any, for the operation and expansion of its business.

PREFERRED STOCK:

     The Board of Directors of the Company has authority to establish series of the 10,000,000 unissued shares of Preferred Stock by fixing and determining the designations, preferences, limitations and relative rights, including voting rights, of the shares of any series so established to the same extent that such designations, preferences, limitations and relative rights could be stated if fully set forth in the Articles of Incorporation. The Company believes that the flexibility provided through this "blank check" Preferred Stock allows the Company to address potential future financing needs by creating series of Preferred Stock that may be customized to meet the needs of any particular transaction and to market conditions.

     If any series of Preferred Stock authorized by the Board provides for dividends, such dividends, when and as declared by the Board of Directors out of any funds legally available therefor, may be cumulative and may have a preference over the Common Stock as to the payment of such dividends. In addition, if any series of Preferred Stock authorized by the Board so provides, in the event of any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of each such series of the then outstanding Preferred Stock may be entitled to receive, prior to the distribution of any assets or funds to the holders of Common Stock, a liquidation preference established by the Board of Directors, together with all accumulated and unpaid dividends. Depending upon the consideration paid for Preferred Stock, the liquidation preference of Preferred Stock and other matters, the issuance of Preferred Stock could therefore result in a reduction in the assets available for distribution to the holders of Common Stock in the event of liquidation of the Company. Holders of Common Stock do not have any preemptive rights to acquire Preferred Stock or any other securities of the Company.


RECENT SALES OF UNREGISTERED SECURITIES:


1. On January 12, 1996, the Company issued 1,000 shares of its Common Stock in connection with consulting services rendered to the corporation by Dr. Joseph L. Williams, one of the individuals on the Company's Scientific Advisory Board, in exchange for research and development conducted by the individual. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuee.

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

3. On June 10, 1996, the Company sold $500,000 of 7% Convertible Debentures in the following aggregate principal amounts: $250,000 to Wood Gundy London Limited, $150,000 to Ailouros Ltd. and $100,000 to DJ Limited. All such Debentures were issued pursuant to the exemption from registration under Regulation "S" promulgated under the Securities Act of 1933.

4. On August 15, 1996, the Company issued 3,333 shares of its Common Stock to Ailouros Ltd. as a result of Ailouros Ltd.'s conversion of $25,000 of the 7% Convertible Debentures it purchased from the Company on June 10, 1996. Such shares were issued in reliance upon the exemption from registration under Regulation "S" promulgated under the Securities Act of 1933.

5. On August 22, 1996, the Company issued 15,385 shares of its Common Stock to Wood Gundy London Limited as a result of Wood Gundy's conversion of $125,000 of the 7% Convertible Debentures it purchased from the Company on June 10, 1996. The Company also issued 12,308 shares of its Common Stock to DJ Limited on this date as a result of DJ Limited's conversion of $100,000 of the 7% Convertible Debentures it purchased from the Company on June 10, 1996. All such shares were issued in reliance upon the exemption from registration under Regulation "S" promulgated under the Securities Act of 1933.


6.   On November 20, 1996, the Company issued 1,500 shares of its Common
     Stock to Dr. Joseph J. Williams for consulting services rendered to the Company. The Company also issued 550 shares of its Common Stock to Stock Desk Communications Ltd. for printing services rendered to the Company. The Company also issued 1,000 shares of its Common Stock to Dr. Alexander Sparkuhl for consulting services rendered to the Company. Except as to the 550 shares issued to Stock Desk Communications Ltd., all such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuee. The 550 shares issued to Stock Desk Communications Ltd. were returned to the treasury on May 12, 1997, due to the fact that, subsequent to the issuance of these shares, the Company learned that such printing services had been paid for in cash and that the issuance of the 550 shares constituted a double payment for such services.

7. On December 18, 1996, the Company issued 56,875 shares of its Common Stock as part of a settlement agreement in the litigation between the Company and Thomas Waite & Associates described herein. Such shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuee. On February 26, 1997 the shares were reissued pursuant to a court order which approved such issuance, after a hearing on the fairness of the terms and conditions of such issuance. The issuance of such shares was in accordance with Section 3(a)10 of the Securities Act of 1933.

8. On January 20, 1997 and January 30, 1997, the Company sold Ronald E. Patterson 10,000 and 5,000 shares, of Common Stock for $50,000 and $25,000, respectively. The closing bid prices on January 20 and January 30, 1997 was $31.20 and $42.90, respectively. On February 19, 1997, the Company sold Ronald E. Patterson 10,000 shares of Common Stock in exchange for $50,000. The closing bid price on February 19, 1997 was $73.70. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuee.

9. On March 18, 1997, the Company issued a total of 127,000 shares of its Common Stock to eight (8) individuals for legal and consulting services and for services rendered by officers and directors of the Company.

                                                         No. of
               Purchaser                                 Shares
               ---------                                 ------

               Ian Hicks **                              25,000
               Don Steffens **                           25,000
               Ronald E. Patterson                       10,000
               Alexander H. Walker, Jr. **               18,000
               Alexander H. Walker III                    2,000
               J.T. Cardinalli                            2,000
               Roger T. Crenshaw M.D.                    10,000
               Jackie R. See *                           35,000
                                                 ---------------
                                                        127,000
                                                 ===============

     Such shares were issued pursuant to the exemption from registration under
     Section 4(2) of the Securities Act of 1933.

     * - The 35,000 shares issued to Jackie R. See have demand registration rights under the Securities Act of 1933. These rights were exercised in a Registration Statement filed July 20, 1998, declared effective July 28, 1998.

     ** - On October 14, 1998, in litigation settlement with the Company (SEE
     ITEM 3 "LEGAL PROCEEDINGS"), these shares were returned to the Company's treasury.

10. On March 21, 1997, the Company sold $5,000,000 aggregate principal amount of 6% Convertible Debentures to Springrange Investment Group Ltd. The agreement is subject to various conditions, to purchase additional Debentures in the aggregate principal amount of up to $10,000,000 in two tranches of $5,000,000 each. The investor may convert the Debentures into Common Stock (the "Conversion Shares"), and the Company has the right to require such conversion. Shares issuable upon conversion have been registered under the Securities Act of 1933, declared effective on August 14, 1997. The 6% Convertible Debentures were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. SEE "DESCRIPTION OF BUSINESS - OTHER FINANCING ARRANGEMENTS", AND "LEGAL PROCEEDINGS."

11. On April 18, 1997, the Company issued a total of 20,000 shares of Common Stock to David E. Jordan and persons designated by Mr. Jordan, for assisting the Company in securing funding through the debenture holder, Springrange Investment Group, as follows:

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



12. On June 6, 1997, the Company issued a total of 100,000 shares to David E. Jordan and persons designated by Mr. Jordan. Such shares were cancelled for failure of consideration and returned to the treasury on August 8, 1997.

13.  On June 10, 1997, the Company issued 597,200 shares, as follows:



                                                         No. of
               Purchaser                                 Shares
               ---------                                 ------

               Anita Wassgren See Trust                 100,000
               Jackie R. See *                          300,000
               Don A. Steffens **                       100,000
               Alexander H. Walker, Jr. **               87,200
               Joseph L. Williams, M.D.                  10,000

     * - The 300,000 shares issued Jackie R. See have demand registration rights under the Securities Act of 1933. These rights were exercised in a Registration Statement filed July 20, 1998, declared effective July 28, 1998.

     ** - On October 14, 1998, in a litigation settlement with the Company (SEE
     ITEM 3 "LEGAL PROCEEDINGS"), these shares were returned to the Company's treasury.

     All such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuees.

14. On June 12, 1997, the Company issued 45,000 shares to Ailouros Ltd. in settlement of a litigation settlement. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

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

16. On October 20,1997, the Company issued 20,000 shares to Neil Armstrong in settlement of litigation with the Company. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

17. On November 14, 1997, the Company issued 50,000 shares to Darryl M. See, M.D., in exchange for research and development consulting services and 400,000 shares to Thomas E. Waite to induce him to work for the Company and provide an incentive for his successful performance as President and Chief Executive Officer. The grant of the 400,000 shares is irrevocable and the amount of the grant was determined, in view of the cessation of the active business of Thomas E. Waite & Assoc. at the time of Mr. Waite's employment to enable him to devote his entire business time to the affairs of the Company. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuees. The 400,000 shares issued Thomas E. Waite have demand registration rights under the Securities Act of 1933. These rights were exercised in a Registration Statement filed July 20, 1998, declared effective on July 28, 1998.

18. On November 25, 1997, the Company issued 370,000 shares for services or signing bonuses or intellectual property rights, as follows:


                                                         No. of
               Purchaser                                 Shares
               ---------                                 ------

               Biosphere Technology, Inc.    (1)        200,000
               Kostech Data Corporation      (2)         10,000
               Curtis A Orgill               (3)         50,000
               Ronald E. Patterson           (2)         25,000
               Michael Snell                 (4)         25,000
               Martin E. Janis               (2)         50,000
               Lorenz M. Hoffman Ph.D.       (2)         10,000

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

19. On January 16, 1998, the Company issued 100,000 shares to CIBC Wood Gundy London Limited. The parties came to an agreement on a litigation issue resolved on December 26, 1997. Such shares were issued pursuant to the exemption from registration under section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuees.

20. On January 22, 1998, the Company reissued 10,000 shares to Kostech Data Corporation. See Item 23 above.

21. On January 26, 1998, the Company issued or reissued a total of 625,000 shares to the following:

                                                         No. of
               Purchaser                    Ref.         Shares
               ---------                    ----         ------

               Biosphere Technology, Inc. *  (1)        200,000
               Dr. Darryl See                (3)        200,000
               Pyramid Laboratories          (4)         15,000
               Curtis A Orgill               (1)         50,000
               Barbara L. Krilich-Berry      (5)         50,000
               Michael Snell                 (2)         50,000
               Martin E. Janis               (1)         50,000
               Lorenz M. Hoffman Ph.D.       (1)         10,000
                                                 --------------
                                                        625,000
                                                 ==============

(1)      These shares were reissued, see Item 23 above.
(2) See Item 23 above as to 25,000 shares. 25,000 shares were issued as an additional incentive to induce the employee to work for the Company and to provide an incentive for his successful performance as the Company's Director of Public Relations. These shares were included in a Registration Statement filed July 20, 1998 and became registered effective on July 28, 1998.
(3) Shares issued to induce the employee to work for the Company and to provide an incentive for his successful performance as the Company's Chief Clinical Investigator.
(4)      Shares issued in settlement of a debt.
(5) Shares issued to induce the employee to work for the Company and to provide an incentive for her successful performance as the Company's Secretary and Chief Accounting Officer.

     *- These shares have demand registration rights under the Securities Act of 1933. These rights were exercised in a Registration Statement filed July 20, 1998, declared effective on July 28, 1998.

     Such shares were issued pursuant to the exemption from registration under
     Section 4(2) of the Securities Act of 1933, in view of the sophistication of the issuees.

22. On January 13, 1998, the Company entered into a financing agreement, as amended on February 3, 1998, between Dr. Jackie R. See, Thomas E. Waite ("Investors") and the Company for the funding of the Company up to $10,000,000. The agreement as so amended, calls for initial funding of $5,000,000 in exchange for 1,580,278 shares of common stock, with registration rights, calculated at $3.164 per share (the average closing bid price per share of the common stock for the 10 days ending January 12, 1998, and adjusted for the 1 for 10 reverse split effective February 2,
     1998). This initial funding was effected on February 3, 1998 by the delivery of a check for $7,901.39 and Promissory Notes to March 31, 1999 in the principal amount of $2,492,098.61, bearing interest at the rate of 1% above prime and secured by the shares purchased from each of Dr. See and Mr. Waite. On February 3, 1998, the Company issued 790,139 shares to each Dr. Jackie See, M.D. and Thomas E. Waite in connection with this private placement. These shares have demand registration rights under the Securities Act of 1933. These rights were exercised in a Registration Statement filed July 20, 1998, declared effective on July 28, 1998. A fairness opinion has been obtained in connection with this Financing Agreement from H.D. Brous & Co., Inc., a New York Stock Exchange member firm located in Phoenix, Arizona.

23. On February 10, 1998, three new members were elected to the Board of Directors of the Company. Two of these members will serve as new independent Directors of the Company and the third will fill an existing seat vacated by the resignation of a previous director. The Company's Board of Directors currently consists of five members. On February 18,1998, the Company issued a total of 10,000 shares, 5,000 to each new independent Director of the Company, Col. Robert T. Hayden, USA (Ret) and Martin J. Holloran. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.


24. On February 18, 1998, the Company issued 200,000 shares of Common Stock to an investor, O. Lee Tawes III, for payment of $600,000. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. The shares have demand registration rights under the Securities Act of 1933. These rights were exercised in a Registration Statement filed July 20, 1998 and declared effective on July 28, 1998.

25. On April 21, 1998, the Company issued 2,500 shares of Common Stock as an incentive to Max Carter, an ex-employee as a part of his prior employment agreement. These shares were to be issued to him during his employment however, this was an oversight by both the employee and the Company. Such shares were issued pursuant to the exemption from registration under
     Section 4(2) of the Securities Act of 1933.

26. On June 11, 1998, the Company authorized the issuance of 30,000 shares of Common Stock to a consultant of the Company, Medhat Gorgy, as a part of his consultant agreement dated June 10, 1998. Of such shares, 25,000 shares of Common Stock were entitled to registration rights under the Securities Act of 1933. These rights were exercised in a Registration Statement filed July 20, 1998 and declared effective on July 28, 1998. The 5,000 shares without registration rights plus 3,000 shares with registration rights were issued forthwith. The balance of 22,000 shares is issuable monthly in lots of 2,000 shares each. The 5,000 shares issued to Mr. Gorgy were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

27. On June 24, 1998, the Company issued 83,333 shares of Common Stock to an investor, Ronald Patterson, for payment of $249,999. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. The shares have demand registration rights under the Securities Act of 1933. These rights were exercised in a Registration Statement filed July 20, 1998 and declared effective on July 28, 1998.

28. On June 29, 1998, and again on July 2, 1998, the Company issued 150,000 and 16,667 shares of Common Stock, respectfully, to the RK Company, for a total payment of $500,000. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. The shares have demand registration rights under the Securities Act of 1933. These rights were exercised in a Registration Statement filed July 20, 1998 and declared effective on July 28, 1998.

29. On July 7, 1998, the Company issued 8,000 shares of Common Stock to an investor, Elisabeth & Samuel Valenzisi, for a total payment of $24,000. Such shares were issued pursuant to the exemption from registration under
     Section 4(2) of the Securities Act of 1933. The shares have demand registration rights under the Securities Act of 1933. These rights were exercised in a Registration Statement filed July 20, 1998 and declared effective on July 28, 1998.

30. On July 13, 1998, the Company issued 45,000 shares of Common Stock to Francis Pizzulli, counsel to the Company, as an engagement fee. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. The shares have demand registration rights under the Securities Act of 1933. These rights were exercised in a Registration Statement filed July 20, 1998 and declared effective on July 28, 1998.

31.  On July 13, 1998, the Company issued 30,000 shares of Common Stock to David
     R. Baker, counsel to the Company, as compensation for services. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

32. On October 14, 1998, the Company issued the following shares in implementation of a litigation settlement with the Company (SEE ITEM 3 "LEGAL PROCEEDINGS"):

                        Issuee                           No. of Shares
                        ------                           -------------

                        Alexander Walker, Jr.                   16,000
                        Don Steffens                            15,890
                        Ian Hicks                                3,500
                                                      ----------------
                                                                35,390
                                                      ================

     Such shares were issued pursuant to the exemption from registration under
     Section 4(2) of the Securities Act of 1933.


33. On December 15, 1998, the Company issued 10,000 shares of Common Stock to an employee of the Company, Kathleen Stateler, to provide an incentive for her successful performance as the Company's Paralegal. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

34. On January 15, 1999, the Company issued 15,000 shares of Common Stock to a former employee of the Company, Marlene Feldstein, to provide an incentive for her successful performance as the Company's bookkeeper and secretary. Such shares were issued pursuant to the exemption from registration under
     Section 4(2) of the Securities Act of 1933.


         The foregoing arrangements and relationships may give rise to conflicts of interest with respect to future interpretation of the agreements between the Company and its affiliates or with respect to future transaction between the Company and its affiliates. There can be no assurance that future transactions between the Company and any affiliates will be advantageous to the Company.


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

OVERVIEW:
---------

         Harvard Scientific Corp. is a biopharmaceutical drug development company. The Company's corporate objective is to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and to determine the potential market for such products. The Company intends to conduct and conclude, either on its own or with the assistance of an industry partner, all clinical testing necessary for regulatory approval of such products from the U.S. Food and Drug Administration ("FDA") and/or similar regulatory agencies in foreign countries in order to initiate marketing and establish distribution channels for its products. The Company is currently focused on three of its four products, each of which uses the Company's patented formula of lyophilized liposomal Prostaglandin E1 ("LLPGE1"): (i) an intraurethrally administered treatment for male erectile dysfunction ("Male Intraurethral Product"), and (ii) a topically applied cream treatment for male sexual disorder ("Male Topical Product"), and (iii) a topically applied treatment for female sexual arousal disorder ("FSAD") in both a gel-base and an aqueous solution spray ("Female Topical Product").

         The Company also has acquired the rights for an oral delivery treatment whereby lyophilized liposomal delivery of Apomorphine will be developed to treat male sexual disorder. A capsule which contains lyophilized liposomal Apomorphine is taken orally by the patient. The capsule is designed to pass through the stomach (acidic pH) without degradation or uptake of the drug and into the small intestine (basic pH) whereby the capsule is dissolved and Apomorphine is then gradually released from the liposome. The Company believes this will alleviate the undesired side-effects of nausea and vomiting normally associated with Apomorphine.

         The Company plans to license each of these products to pharmaceutical companies for marketing and worldwide distribution upon approval by the U.S. Food and Drug Administration and/or other foreign regulatory agencies. The Company is currently in discussions with several globally recognized pharmaceutical companies regarding licensing of its LLPGE1 products for male and female sexual disorder treatment. During the 3rd quarter of 1998, the Company entered into Letter(s) of Intent ("LOI") with two such companies. These LOI's did not work for the Company, however, the Company is optimistic that a licensing agreement(s) and/or a Partner will committ to the Company.

         The Company believes that a sizable market already exits for both male and female sexual disorder and that this market will continue to expand as effective products are approved for treatment. The market for treating female sexual arousal disorder ("FSAD") is relatively new when compared to the male sexual disorder treatment market. In fact, certain world-renowned authorities and some market analysts are suggesting that the market for FSAD will surely equal, if not surpass, the market for male sexual disorder. Independent studies by Dr. Irwin Goldstein, a Professor and Urologist at Boston University School of Medicine and a Consultant to the Company, found that approximately 10-million women in the United States, between the ages of 50 and 74, reported a lack of lubrication on 229-million sexual intercourse occasions and 58.5 percent of the 260 female partners of impotent men he surveyed were affected with some form of sexual disorder. The Company believes that its Female Topical Product (in which LLPGE1 is reconstituted into either a gel formulation or an aqueous solution (liquid) spray and then applied topically to the female's vaginal area) will provide a solution to this problem by enhancing blood flow within the clitoral and vaginal tissue to stimulate nerve endings for increased sensitivity in the female sex organs. The Company believes this should facilitate lubrication, thus enabling greater satisfaction and possibly sexual orgasm for the female.

         The Company is moving forward as rapidly as possible with implementation of its protocols for gaining U.S. regulatory approval. During September, toxicity studies were completed on female rabbits and the results showed no toxicity and no redness or irritation at any dose or with the gel itself when observed visually each day. Therefore, there was no gross (clinical) toxicity in the LLPGE1 gel base used. The results also showed the virtual microscopic absence of inflammation at the highest dose administered. In fact, microscopic inflammation was significantly less at each escalating dose, including 1.5 mg, than when the rabbits were only given placebo gel, suggesting that the application process itself for 14 consecutive days caused very minor microscopic but not clinically apparent inflammation which was reduced by the increased blood flow into the area induced by the LLPGE1. Additionally, very minor microscopic inflammation at the highest dose administered was reduced by the increased blood flow into the area induced by the LLPGE1. The Company is preparing to submit its application for an IND in connection with the Female Topical Product to the U.S. Food and Drug Administration in early 1999.

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


         During fiscal years 1994 through 1998, the Company's activities consisted primarily of raising capital, identifying a core management team, developing a patent application for LLPGE1 and the submission of this application to the U.S. Patent and Trademark Office, which resulted in the issuance of Patent No. 5,718,917, concluding manufacturing scale up and initial clinical trials and formulating both a commercialization and clinical development strategy. The Company has considered and evaluated additional products and market potential for those products in order to enhance its own current product portfolio and intends to continue this strategy for future corporate development.

         The Company believes that its strategic plan, which was launched by a new management team in November 1997, will continue to be implemented, however, the Company's management team will be reestablished. Since the resignation of the President, CEO and Chairman of the Board, Thomas E. Waite, and the resignation of Director Martin Holloran, on March 4, 1999, it is expected that the Company will need to establish a new management team. Additional employees may be added to this new team during the next six months depending on financing for the Company. Since the middle of November 1997: (i) the Company's International Patent Application, No. PCT/US96/18820 (International Publication No. W097/2234) for LLPGE1 received a favorable Preliminary Examination Report, from the U.S. Patent and Trademark Office Examiner acting as the International Preliminary Examining Authority, (ii) a study utilizing gamma radiation instead of standard 0.2 micron filters to sterilize the chemical components used in the Company's products proved successful in the production of "GMP" (Good Manufacturing Practice) product, which should lead to substantial cost savings,
(iii) a financing agreement to potentially provide funds of up to $10,000,000 was signed between the Company and its two largest stockholders, Thomas E. Waite, former President and Chief Executive Officer of the Company, and Jackie
R. See, M.D., F.A.C.C., Director of Research and Development, (iv) financing agreements of independent investors brought in a total of $1,373,999 to the Company to be used toward working capital, (v) stability studies on LLPGE1 conducted with the collaborative efforts of Pyramid Labs, Inc. in Costa Mesa, California have proven that LLPGE1 remains stable without any degradation and chemical breakdown at room temperature for at least 12-months. These stability studies are ongoing in order to determine the exact shelf life for the Company's products at room temperature, (vi) a topically applied treatment product (gel-base and liquid spray) is being developed for female sexual arousal disorder, (vii) a topically applied treatment product is being developed for male sexual disorder, (viii) the rights were acquired for an oral delivery treatment method for the male sexual disorder whereby a capsule of Apomorphine in lyophilized liposomal form will be taken orally by the patient, (ix) toxicity studies and dynamic magnetic resonance imaging ("MRI") studies have been completed by the Company for its female sexual arousal disorder treatment product, (x) through a settlement agreement, the company will recapture a net of 234,810 shares of its common stock (for return to treasury), which were previously issued to past officers and directors Walker, Steffens and Hicks, and
(xi) a settlement agreement was reached with Springrange Investment Group, Ltd. whereby the Company believes that its shareholders saved approximately $1-million.

         Over the next 12 months, the Company's primary focus will be to strategically implement a new management team and business plan as it pertains to furthering the development of both male and female treatment products for sexual disorders and to secure a licensing partner or other forms of financing for its products. The Company anticipates it will: 1) submit its IND for its FSAD product to the FDA in October and commence clinical trials under this IND as allowed by the FDA, 2) proceed with phase II/III clinical trials and product validation of its Male Intraurethral Product to conform to the regulatory process of the FDA, 3) petition the FDA for an IND for its Male Topical Product as soon as possible and initiate clinical trials when the FDA approves the right to do so, 4) continue development with the Male Oral Product, 5) continue monitoring patent applications, and 6) seek to identify other companies with similar technologies or companies seeking new proprietary products in order to strengthen their own existing market position and formulating strategic alliances for joint venture arrangements, licensing and distribution agreements, research and development agreements and other collaborative arrangements to assist in the development, marketing and distribution of the Company's products.

         It is the belief of the Company that if an agreement with a major industry partner or any other form of financing can be secured, the possibility exists that the regulatory process for its products could be expedited. This should enhance the Company's ability to bring its products to market more quickly, thus enabling the Company to make fuller use of the remaining life of its patent for LLPGE1 which was issued February 17, 1998. However, until financing is obtained, the Company is not pursuing regulatory clearance with the FDA or any other regulatory clearance. Without the benefit of an industry partner, the Company believes a 24 to 36 month time-line to obtain regulatory approval of the Male Intraurethral Product is probable, but there can be no assurance that the product will receive FDA approval in that time span, if ever.


         The Company's future success is dependent upon its ability to raise additional funds to complete the commercialization process for its Female and Male Topical Products, Male Intraurethral Product and its other products either through strategic agreements (i.e. licensing, distribution or joint venture) or through private placements or public issuance of the Company's common stock. In the past, the Company has relied upon the private purchase of its securities by accredited investors to raise such funds and may have to rely upon this practice in the future. There can be no guarantee that investors who have been interested in purchasing the Company's securities in the past will be interested in doing so in the future, or that alternative investors will be found, or that public financing or collaborative arrangements will be available on terms satisfactory to the Company.

The Company does not expect to purchase or sell any significant equipment over the next ninety days.

Results of Operations:
----------------------

FOR THE YEAR ENDED DECEMBER 31, 1998

         During the period ending December 31, 1998, the Company had no net sales, and, accordingly, had no cost of sales. During that time, the Company has remained focused on 1) completing the required regulatory review process for its Male Intraurethral product, 2) introducing the new male and the new female sexual dysfunction products, and 3) forming alliances for securing a joint venture or licensing agreement. The Company intends to focus on promotions of their products only after completing the regulatory review process.

         During September 1998, the Company settled a lawsuit with Springrange Investment Group and was able to book as ordinary income, a forgiveness of debt amount of $968,901. For the twelve months ending December 31, 1998, General and Administrative Expenses decreased slightly by approximately $91,000 over 1997, a direct result of identifying a core management team in November 1997 and strategically eliminating unnecessary costs. Research and Development decreased by approximately $340,000 as a result of securing key manufactures in the industry. Depreciation and Amortization decreased by approximately $240,000 in 1998 over 1997 as a result of the debenture issuance cost which became fully depreciated in March 1998. Overall, the Total Operating Expenses resulted in a decrease of approximately $670,000 in 1998 over 1997; a positive affect of the cost-saving measures implemented beginning November 1997.

         As discussed above, dividend income and interest expense were greater in 1997 by $39,943 and $1,362,045, respectively, a direct result of the 6% Convertible Debenture. The Debentures are convertible into shares of common stock at the lesser of the market price on March 21, 1997 or 80% of the market price on the conversion date. At the time of issuance (March 1997), the Company accounted for the 20% discount to market of $1,250,000 as additional interest expense and paid-in-capital. The balance of the deferred issuance cost on the 6% Debenture of $156,250 was amortized within the first quarter of 1998.

         On February 3, 1998 (as amended), the Company entered into a financing agreement with Jackie R. See, a director and a controlling stockholder of, and consultant to, the Company, and Thomas E. Waite, former President, Chief Executive Officer, Chairman of the Board of Directors and a controlling stockholder of the Company, whereby such investors (a) purchased an initial tranche of 1,580,278 shares of the Company's Common Stock (the "Initial Shares") for an aggregate purchase price of $5,000,000, and (b) may purchase up to an aggregate of 592,604 additional shares of the Company's Common Stock (the "Additional Shares"), upon certain terms and conditions, at an aggregate maximum additional purchase price of $5,000,000. The initial funding of $5,000,000 was effected on February 3, 1998 by the delivery to the Company by each of Dr. See and Mr. Waite of a check for $7,901.39 and Promissory Notes which was due March 31, 1999 in the principal amount of $2,492,098.61, bearing interest at the rate of 1% above prime and secured by the shares purchased. At December 31, 1998, the Company reported total assets of $93,248. This compares with total assets at December 31, 1997 of $2,227,677. The primary reason for this decrease in assets is a result of a decrease in cash, a decrease in the Intellectual Properties of which $156,848 was written down to zero, and a decrease in Due form Related Parties and Deferred Debt Issue Cost. The Deferred debt Issue Cost was fully amortized by March 1998. Total interest accrued in 1998 on these two Promissory Notes totaled $165,861. However, the Company has reserved 100% of this accrued interest receivable and the Promissory Note balances, reducing the asset balance accordingly. The Company was unable to determine the collectability of collectability of these notes. (See Item 7. FINANCIAL STATEMENTS).

         The Company's total current liabilities for the year ending December 31, 1998 decreased by $2,134,429 over the total current liabilities at December 31, 1997. The difference is primarily due to a settlement agreement resolved in September 1998, eliminating the $2,800,000 principal balance of the 6% Convertible Debentures (see Part I, Notes to the Financial Statements).


         The Company issued a total of 3,577,057 shares of common stock during the twelve months ending December 31, 1998, mostly attributed to the Debentures converted during January 1998 (1,036,064), securing four additional financing arrangements (2,638,278), shares issued to new directors (10,000), shares issued for services and fees (107,500) shares issued in legal settlements (55,390). 270,200 shares were returned to the Company's treasury as a result of a legal settlement. The Company anticipates that it will continue the practice of issuing shares of its common stock as compensation for services rendered to the Company.

FOR THE YEAR ENDED DECEMBER 31, 1997:

         The Company's major financial transaction for the year was the issuance of $5,000,000 aggregate principal amount of 6% Convertible Debentures. The issuance of such Debentures brought a net amount of $4,375,000 into the Company's general operating account in March 1997. The Registration Statement on form SB-2, registering the 6% Convertible Debentures transaction, became effective on August 14, 1997. Indeed, almost all of the cash generated by the Company's operations for the year ending December 31,1997 came from the issuance of this 6% Debenture.

         The Company had no net sales during year, and, accordingly, had no cost of sales for the year. The Company's focus for 1997 was primarily to raising investment capital. In 1997, the Company focused on completing the required regulatory review process for its Male Intraurethral Product, as opposed to enhancing promotions of the Company's products, as was the case in 1996.

         During 1997, the Company also experienced a significant increase of $1,051,065 in operating expenses over what was experienced in 1996. This increase is a result of several factors including: 1) identifying a core management team, 2) opening a new Corporate office in Reno, Nevada and a new World Headquarters in Lake Mary, Florida, 3) other administrative costs associated with the clinical trials on both Male Intrameatal Product and the psoriasis product (later disposed of), and 4) expanding efforts to raise additional capital. Consequently, salaries increased approximately $213,500 and rent and office overhead increased approximately $90,000. The Company focused on expanding public relations, which resulted in an additional cost of approximately $486,000 for 1997. In connection with the issuance of $5,000,000 principal amount of 6% Convertible Debentures, the Company paid approximately $750,000 in finder fees, of which $625,000 is amortized over a 12-month period ending March 1998. Legal and professional fees increased by approximately $136,000.

         During 1997, the Company experienced a significant increase in research & development costs over those incurred in 1996. This increase of $1,265,122 is a direct result of completing the clinical trials on Phase I study on the Male Intrameatal Product submitted to the FDA in April 1997. Furthermore, the Company prepared the protocols for the Phase II study, which were subject to FDA approval before proceeding with the clinical trials. Approval was obtained in May 1998. The costs incurred associated with such steps conformed to the Company's planned budgets for 1996 and 1997.

         The increase in depreciation and amortization of $473,741 in 1997 is the amortized portion of the deferred issuance cost on the 6% Debenture of $468,750. The balance of $156,250 was amortized within the first quarter of 1998.

         The Company expensed $220,816 to legal settlements in 1997, dividend income increased 100% in 1997 as a result of investing the net proceeds of $4,375,000 from the sale of $5,000,000 principal amount of 6% Convertible Debentures received in March 1997 into an interest bearing account. However interest expense increased by $949,857 as a result of the 6% Convertible Debentures.

Liquidity and Capital Resources
-------------------------------

         The Company's major financial transaction for 1997 incurred during the first quarter was the issuance of $5,000,000 aggregate principal amount of 6% Convertible Debentures on March 21, 1997, resulting in a net receipt of $4,375,000 by the Company for its general operating account. During 1997, the majority of the cash used in the Company's operations came from the issuance of the 6% Convertible Debentures. During the first quarter of 1998, the Company managed to secure two additional financing arrangements: (1) the Company's two principal stockholders, Thomas E. Waite, former President and Chief Executive Officer, and Jackie R. See, M.D., F.A.C.C., Director of Research and Development, entered into the Financing Agreement pursuant to which on February 3, 1998 they each made payments of $7,901.39 and gave a promissory note of $2,492,098.61 due March 31, 1999. These notes are currently in default, and (2)
O. Lee Tawes III, a person otherwise not affiliated with the Company, purchased 200,000 shares of the Company's Common Stock for $600,000, with the right to receive additional shares of Common Stock of the Company if the price per share is below $6.00 when the shares are registered with the U.S. Securities and Exchange Commission. (The Company's Registration Statement filed on July 20, 1998 became effective on July 28, 1998, and the closing bid price on that day was $6.62 per share). During the second quarter of 1998, two additional investors, under the same terms as Mr. Tawes, purchased shares of Common Stock of the Company: 1) Ronald E. Patterson purchased 83,333 shares for $249,999, also with the right to receive additional shares of Common Stock of the Company if the price per share is below $6.00, and 2) RK Company purchased 150,000 shares for $450,000, with the right to receive additional shares of Common Stock of the Company if the price per share is below $6.00. Total monies raised in the second quarter of 1998 were $699,999. During the third quarter of 1998, three additional investments were made, under the same terms as described above, whereby they purchased shares of Common Stock of the Company for cash: 1) RK Company purchased 16,667 shares for $50,000, 2) Elisabeth and Samuel Valenzisi purchased 8,000 shares for $24,000, and 3) O. Lee Tawes purchased 600,000 shares for $1,800,000, in lieu of a litigation settlement (see Part I, Notes to the Financial Statements, Note #10 (j) and (k), and Note 11. Total monies raised in the Third quarter of 1998 were $1,874,000. During the fourth quarter of 1998, Thomas E. Waite put $300,000 into the Company reducing his promissory note by the same.

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

ITEM 7.    FINANCIAL STATEMENTS
                            HARVARD SCIENTIFIC CORP.
                           (A DEVELOPMENT STAGE CORP.)
                                DECEMBER 31, 1998

                                                    RONALD D. SIMPKINS
                                                 CERTIFIED PUBLIC ACCOUNTANT





                                                INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
     And Shareholders of
Harvard Scientific Corp.

I have audited the balance sheet of Harvard Scientific Corp. (A Development Stage Company) as of December 31, 1998 and December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit. The financial statements of the Company for the fiscal year ended December 31, 1996 was audited by other auditors whose report thereon dated June 2, 1997, expressed an unqualified opinion with an explanatory paragraph discussing its going-concern assumption.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvard Scientific Corp. as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. [next sentence will need to be changed] The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Reno, Nevada
April 14, 1999


                                                     RONALD D. SIMPKINS
                                                 CERTIFIED PUBLIC ACCOUNTANT

                                                INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
   And Shareholders of
Harvard Scientific Corp.


I have audited the balance sheet of Harvard Scientific Corp. (A Development Stage Company) as of December 31, 1998 and December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and have issued my opinion thereon dated April 14, 1999. Such financial statements and opinion are included in your 1998 Annual Report to Stockholders and are incorporated therein by reference. My examination also comprehended Supplemental Schedules V and VI of Harvard Scientific Corp. (A Development Stage Company). In my opinion, Schedules V and VI, when considered in relation to the basic financial statements, present fairly in all material respects the information shown therein.



Reno, Nevada
April 14, 1999

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS

                                                                                 DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                                                                     1998               1997             1996
                                                                                  (AUDITED)          (AUDITED)         (AUDITED)
                                                                                --------------    --------------    --------------

CURRENT ASSETS:
      Cash and cash equivalents                                                 $      13,430     $     873,199     $           -
      Prepaid  expenses                                                                37,173            35,382             1,565
      Note & Interest Receivable - Directors (Note 7, 9 & 13)                       4,850,058            57,711                 -
      Reserve for receivables (Note 7, 9 & 13)                                     (4,850,058)                -                 -
      Accounts Receivable - Employees (Note 7)                                         12,997                 -                 -
      Accounts Receivable - Other                                                         300                 -                 -
      Due From Related Parties  (Note 7)                                                    -           852,305                 -
      Deferred debt issue costs (Note 11)                                                   -           156,250                 -
      Product Inventory (Note 5)                                                       18,000                 -                 -
                                                                                --------------    --------------    --------------

        TOTAL CURRENT ASSETS                                                           81,900         1,974,847             1,565
                                                                                --------------    --------------    --------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
      at cost, less accumulated depreciation of $39,767 at December 31,
      1998, $11,930 at December 31, 1997 and $3,491 at December 31,
      1996, (Notes 2 & 3)                                                               9,838            50,704             5,925
                                                                                --------------    --------------    --------------

INTANGIBLE ASSETS:
      Intellectual Property, net of accumulated amortization of $4,147 at
        December 31, 1997 and $1,048 at December 31, 1996,
        respectively (Note 4)                                                               -           156,848             7,948
      Organizational cost, net of accumulated amortization of
        $175,550 at December 31, 1998, $140,686 at December 31, 1997
        and $105,760 at December 31, 1996, respectively                                     -            34,864            69,789
                                                                                --------------    --------------    --------------

                                                                                            -           191,712            77,737
                                                                                --------------    --------------    --------------

OTHER ASSETS:
      Deposits                                                                          1,510            10,414               300
                                                                                --------------    --------------    --------------

        TOTAL ASSETS                                                            $      93,248     $   2,227,677     $      85,527
                                                                                ==============    ==============    ==============


    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                                                                     1998               1997             1996
                                                                                  (AUDITED)          (AUDITED)         (AUDITED)
                                                                                --------------    --------------    --------------

CURRENT LIABILITIES:
     Accounts payable                                                           $     350,859      $     26,370     $      36,625
     Accrued expenses (Note 6)                                                         63,662           131,694            20,329
     Obligation under capital lease - current (Note 3)                                  8,263            16,979
     Debentures payable - Convertible (Note 11)                                                       2,800,000
     Note payable - Convertible (Note 6)                                                                      -           250,000
     Due to related parties                                                                                   -           190,860
     Note payable to related parties (Notes 6 & 7)                                                            -            37,275
     Bank overdraft                                                                         -                 -               134
                                                                                --------------    --------------    --------------
        TOTAL CURRENT LIABILITIES                                                     422,784         2,975,043           535,223
                                                                                --------------    --------------    --------------
LONG-TERM LIABILITIES:
     Obligation under capital lease - non-current (Note 3)                                  -             6,317                 -
                                                                                --------------    --------------    --------------



STOCKHOLDERS' EQUITY:
     Common Stock, $.01 par value; 100,000,000 shares
        authorized; 5,988,746, 3,344,137 and 9,883,129 shares
        issued and outstanding at December 31, 1998,
        December 31, 1997, and December 31, 1996 (Note 2)                              59,887            33,441             9,883
     Preferred Stock, 10,000,000 shares authorized, none
        issued and outstanding at December 31, 1998 (Note 2)                                -
     Additional paid-in capital                                                    12,804,614         8,694,904         3,206,207
     Deficit accumulated during the development stage                             (13,194,037)       (9,482,028)       (3,665,786)
                                                                                --------------    --------------    --------------
        TOTAL STOCKHOLDERS' EQUITY                                                   (329,536)         (753,683)         (449,696)
                                                                                --------------    --------------    --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $      93,248     $   2,227,677     $      85,527
                                                                                ==============    ==============    ==============


    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                                        1/13/87
                                                                                                                      (INCEPTION)
                                                               DECEMBER 31,       DECEMBER 31,      DECEMBER 31,          TO
                                                                   1998               1997             1996            12/31/98
                                                                (AUDITED)          (AUDITED)         (AUDITED)        (UNAUDITED)
                                                              --------------    --------------    --------------    --------------
NET SALES                                                     $           -     $           -     $     181,000     $     187,387
COST OF SALES                                                             -                 -           216,870           221,557
                                                              --------------    --------------    --------------    --------------
       GROSS PROFIT                                                       -                 -           (35,870)          (34,170)
                                                              --------------    --------------    --------------    --------------
OPERATING EXPENSES:
    General and administrative expenses                           2,204,248         2,295,337         1,244,272         6,540,455
    Research and development                                      1,035,638         1,374,675           109,553         2,839,197
    Depreciation and amortization                                   275,080           515,213            41,472           910,927
                                                              --------------    --------------    --------------    --------------
       TOTAL OPERATING EXPENSES                                   3,514,967         4,185,225         1,395,297        10,290,580
                                                              --------------    --------------    --------------    --------------
       LOSS FROM OPERATIONS                                      (3,514,967)       (4,185,225)       (1,431,167)      (10,324,750)
                                                              --------------    --------------    --------------    --------------
OTHER INCOME (EXPENSE):
    Settlements (Note 9)                                            (70,354)         (220,816)         (494,813)         (785,983)
    Foregiveness of Debt                                            968,901
    Interest Income (Note 9 & 13)                                     5,875             1,168                 -             7,440
    Dividend Income                                                  11,510            51,453                 -            62,963
    Interest Expense                                               (100,776)       (1,462,821)         (512,964)       (2,085,909)
    Loss on disposition of Fixed Assets or Securities (Note 4)   (1,012,198)                -                 -        (1,036,698)
                                                              --------------    --------------    --------------    --------------
       TOTAL OTHER INCOME AND EXPENSE                              (197,043)       (1,631,016)       (1,007,777)       (3,838,188)
                                                              --------------    --------------    --------------    --------------
NET LOSS                                                      $  (3,712,010)    $  (5,816,241)    $  (2,438,944)    $ (14,162,938)
                                                              ==============    ==============    ==============    ==============
LOSS PER COMMON SHARE                                         $       (0.69)    $       (0.36)    $       (0.27)    $       (2.61)
                                                              ==============    ==============    ==============    ==============
WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 2)                      5,363,250        16,352,816         9,040,685         5,435,710
                                                              ==============    ==============    ==============    ==============


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                         TO DECEMBER 31, 1998 (AUDITED)


                                                        RESTATED                                     DEFICIT
                                                      COMMON STOCK                ADDITIONAL          FROM
                                            --------------------------------       PAID-IN          INCEPTION
                                                SHARES            AMOUNT           CAPITAL           TO DATE             TOTAL
                                            --------------    --------------    --------------    --------------    --------------
Issuance of shares for cash on
    January 13, 1987 (inception)                  103,000     $         103     $       2,097     $           -     $       2,200

Issuance of shares for cash,
    net of offering costs                          51,000                51            19,223                              19,274

Issuance of shares for services                   146,000               146                 -                                 146

Issuance of shares to acquire
    Grant City Corporation                         50,000                50            39,827                              39,877
                                            --------------    --------------    --------------    --------------    --------------

BALANCE DECEMBER 31, 1993                         350,000               350            61,147                 -            61,497

Issuance of shares to effect a
    four-for-one split                          1,050,000             1,050            (1,050)                                  -

Issuance of shares for
    intellectual property rights                4,196,000             4,196                 -                               4,196

Issuance of shares for
    corporation property rights                   394,000               394            24,231                              24,625

Issuance of shares for fees
    and services                                1,045,000             1,045            96,893                              97,938

Issuance of shares for cash,
    net of offering costs                         393,500               393           353,757                             354,150

Adjustment of shares to effect a
    four-for-one reverse split                 (5,571,375)           (5,571)            5,571                                   -

Cumulative (loss) from inception
    to December 31, 1994                                -                 -                 -          (550,386)         (550,386)
                                            --------------    --------------    --------------    --------------    --------------
BALANCE DECEMBER 31, 1994                       1,857,125             1,857           540,549          (550,386)           (7,980)


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                         TO DECEMBER 31, 1998 (AUDITED)


                                                        RESTATED                                     DEFICIT
                                                      COMMON STOCK                ADDITIONAL          FROM
                                            --------------------------------       PAID-IN          INCEPTION
                                                SHARES            AMOUNT           CAPITAL           TO DATE             TOTAL
                                            --------------    --------------    --------------    --------------    --------------
DECEMBER 31, 1994 BALANCE FORWARD               1,857,125             1,857           540,549          (550,386)           (7,980)

Issuance of shares for fees
    and services                                  553,500               553           530,796                             531,349

Issuance of shares at par value for
    intellectual property rights                6,138,500             6,139                 -                               6,139

Issuance of shares for cash,
    net of offering costs                         200,000               200           831,100                             831,300

Net (loss) for the year ended
    December 31, 1995                                   -                 -                 -          (676,455)         (676,455)
                                            --------------    --------------    --------------    --------------    --------------

BALANCE DECEMBER 31, 1995                       8,749,125             8,749         1,902,445        (1,226,841)          684,353

Issuance of shares for services                   255,000               255            59,828                              60,083

Issuance of shares in conversion of debt          310,254               310           249,690                             250,000

Issuance of shares for legal settlement           568,750               569           494,244                             494,813

Discount on 7% Convertible Debentures                   -                 -           500,000                             500,000

Net (loss) for the year ended
    December 31, 1996                                   -                 -                 -        (2,438,945)       (2,438,945)
                                            --------------    --------------    --------------    --------------    --------------

BALANCE DECEMBER 31, 1996                       9,883,129             9,883         3,206,207        (3,665,786)         (449,696)


Issuance of shares for cash,
    net of offering costs                         250,000               250           124,750                             125,000

Issuance of shares for fees
    and services                               15,886,000            15,886           537,100                             552,986

Discount on 6% Convertible Debentures                   -                 -         1,250,000                           1,250,000

Issuance of shares in conversion of debt        4,272,244             4,272         2,394,222                           2,398,494


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                         TO DECEMBER 31, 1998 (AUDITED)


                                                        RESTATED                                     DEFICIT
                                                      COMMON STOCK                ADDITIONAL          FROM
                                            --------------------------------       PAID-IN          INCEPTION
                                                SHARES            AMOUNT           CAPITAL           TO DATE             TOTAL
                                            --------------    --------------    --------------    --------------    --------------
Issuance of shares in legal settlement          1,150,000             1,150           439,075                             440,225

Issuance of shares for intellectual
    property                                    2,000,000             2,000                 -                               2,000

Receivable due from related parties
    reflecting the sale of stock Rule 16(b)             -                 -           410,016                             410,016

Receivable due from related parties                                                   333,535                             333,535

Net (loss) for the year ended
    December 31, 1997                                   -                 -                 -        (5,816,241)       (5,816,241)
                                            --------------    --------------    --------------    --------------    --------------

BALANCE AT YEAR END DECEMBER 31, 1997          33,441,373     $      33,441     $   8,694,904     $  (9,482,027)    $    (753,682)


Issuance of shares in conversion of debt        1,036,064             1,036           260,882                             261,918

February 2, 1998, adjustment of shares to
    effect a one-for-ten reverse split        (31,029,693)                -                 -                                   -

Issuance of shares for a commitment to a
    financing agreement                         1,580,278            15,803         4,984,197                           5,000,000

Issuance of shares for fees and services          117,500             1,175           324,809                             325,984

Issuance of shares for cash                     1,058,000            10,580         3,163,418                           3,173,998

Net reversal of Receivable due from related
    parties reflecting the sale of stock
    Rule 16(b)                                                                        (17,197)                            (17,197)

Shares returned to Treasury - legal
    settlement                                   (270,200)           (2,702)                -                              (2,702)

Issuance of shares for legal settlement            55,390               554            59,799                              60,354

Inventory contributed                                                                  18,000                              18,000

Reserve for promissory note receivable                  -                 -        (4,684,198)                         (4,684,198)

Net (loss) for the Year ended
    December 31, 1998                                   -                 -                 -        (3,712,010)       (3,712,010)
                                            --------------    --------------    --------------    --------------    --------------

BALANCE AT YEAR END DECEMBER 31, 1998           5,988,712     $      59,887     $  12,804,614     $ (13,194,037)    $    (329,537)
                                            ==============    ==============    ==============    ==============    ==============


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS



                                                                                YEAR ENDED                             1/13/87
                                                                                 DECEMBER 31                         (INCEPTION)
                                                              --------------------------------------------------          TO
                                                                   1998             1997              1996             12/31/98
                                                                (AUDITED)         (AUDITED)         (AUDITED)         (UNAUDITED)
                                                              --------------    --------------    --------------    --------------
RECONCILIATION OF NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:

NET LOSS                                                      $  (3,712,010)    $  (5,816,241)    $  (2,438,944)    $ (14,162,938)
                                                              --------------    --------------    --------------    --------------
ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:

   Book value of assets sold                                                                -             6,483             6,483
   Loss on disposition of securities or assets                    1,012,199                 -                 -         1,012,199
   Forgiveness of debt                                             (968,901)                                             (968,901)
   Depreciation and amortization                                    118,830            46,464            41,472           285,928
   Amortization of Debt Issuance cost                               156,250           468,750                             625,000
   Issuance of stock for director's fees
      and employment services                                        40,100           560,399           485,129         1,289,874
   Issuance of stock for consulting & legal fees                    283,181                                               283,181
   Issuance of stock for Property Rights                                  -             2,000                               2,000
   Issuance of stock in legal settlement                             60,354           301,041           494,813           856,208
   Discount on Convertible Debentures                                     -         1,250,000           500,000         1,750,000
   Interest Expense converted to stock                               11,917            86,878                              98,795

   (Increase) decrease in assets:
     Prepaid expenses                                                     -             1,565            (1,565)                -
     Deposits/Retainers                                               7,112           (45,496)                -           (38,684)
     Other Assets                                                   (13,297)                -                 -           (13,297)
   Increase (decrease) in liabilities:
     Accounts payable                                               345,830           (31,597)          (69,116)          350,857
     Accrued expenses                                               (89,373)          124,091           (64,051)           55,046
     Due to/from related parties                                    514,040          (394,600)         (216,021)          310,300
                                                              --------------    --------------    --------------    --------------
             TOTAL ADJUSTMENTS                                    1,478,243         2,369,496         1,177,144         5,904,990
                                                              --------------    --------------    --------------    --------------
NET CASH USED IN OPERATING ACTIVITIES                         $  (2,233,768)    $  (3,446,746)    $  (1,261,800)    $  (8,257,948)
                                                              ==============    ==============    ==============    ==============
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash from sale (purchase) of equipment                                             (53,217)           (7,400)          (78,114)
   Cash from sale (purchase) of Intellectual Rights                                  (150,000)                           (150,000)
   Capitalized organization costs                                         -                 -                 -          (150,924)
                                                              --------------    --------------    --------------    --------------
     NET CASH USED IN INVESTING ACTIVITIES                                -          (203,217)           (7,400)         (379,038)
                                                              --------------    --------------    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of capital stock,
     net of offering costs                                        3,173,999           125,000                 -         4,545,945
   Proceeds from debt converted to capital stock                                                        250,000           250,000
   Proceeds from debt                                                                  23,295           251,100           438,739
   Proceeds from debentures, net of costs                                           4,375,000                 -         5,343,901
   Principal payments on debt                                    (1,800,000)                            (31,500)       (1,928,169)
                                                              --------------    --------------    --------------    --------------
     NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                               1,373,999         4,523,295           469,600         8,650,416
                                                              --------------    --------------    --------------    --------------
NET INCREASE (DECREASE) IN CASH                                    (859,768)          873,333          (799,600)           13,430

CASH AT BEGINNING OF PERIOD                                         873,199              (134)          799,466                 -
                                                              --------------    --------------    --------------    --------------
CASH AT END OF PERIOD                                         $      13,430     $     873,199     $        (134)    $      13,430
                                                              ==============    ==============    ==============    ==============


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996


NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION

NATURE OF BUSINESS:
Harvard Scientific Corp. (the "Company") is a biopharmaceutical drug development company specializing in sexual dysfunction for both male and female. The Company's corporate objective is to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and to determine the potential market for such products. The Company intends to conduct all clinical testing necessary for regulatory approval of such products from the U.S. Food and Drug Administration ("FDA") or similar regulatory agencies in foreign countries in order to initiate marketing and establish distribution channels for its products.

Thus far, the Company's intention is to develop the following products designed to ameliorate sexual dysfunction:

1. An Intraureathral therapeutic treatment for male erectile dysfunction ("Male Intraureathral Product")
2. A topical therapeutic treatment for male erectile dysfunction ("Male Topical Product")
3. A topical therapeutic treatment for female sexual dysfunction ("Female Topical Product"), and
4. An orally administered form of liposomal, lyophilized Apomorphine for the treatment of male erectile dysfunction ("Male Oral Product")

The Company is a development stage enterprise as defined by FASB No. 7. "Accounting and Reporting by Development Stage Enterprises".

The Company plans to focus on its LLPGE1 for the treatment of sexual dysfunction and bring the products to the marketplace. On May 29, 1998, the Company received approval from the FDA of the Phase I study and authorization of Phase II clinical trials for the Male Intraureathral Product. Protocols for this Phase II study are complete. Furthermore, the Company intends to file an IND (Investigational new Drug) application with the FDA for Female Topical Product for the treatment of female sexual dysfunction.

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


ORGANIZATION:

The Company was incorporated under the laws of the State of Nevada on January 13, 1987. Effective February 2, 1998, the Company approved a 1 for 10 reverse stock split. Shares outstanding went from 34,477,437 on February 1, 1998 to 3,447,769 just after the split. The Company is moving forward with a strategic plan to facilitate marketing of its products in a manner which is consistent with enhancing its corporate image and further increasing shareholder value. All figures in this Report give effect to previous stock splits and the reverse stock splits, and previously stated number of shares are appropriately restated. The Company has 100,000,000 shares of Common Stock authorized with 6,258,946

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

shares issued, 5,988,746 outstanding with 270,200 shares returned to the Company's treasury (see Note 10, (f) - (i)) as of December 31, 1998, 3,344,137 shares issued and outstanding on December 31, 1997 and 9,883,129 shares issued and outstanding on December 31, 1996. In addition, on July 9, 1998, the shareholders of the Company authorized 10,000,000 shares of "blank check" Preferred Stock, none are outstanding on December 31, 1998.

On February 10, 1998, three new members were elected to the Board of Directors of the Company. Two of these members served as new Directors of the Company and the third filled an existing seat vacated by the resignation of a previous Director. On December 13, 1998, one of the Directors died and the Company has not re-elected a new Director. The Company's Board of Directors currently consists of four members. See Note 13, "Subsequent Events".


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATIONAL COSTS:
Organization costs were being amortized over a five-year period using the straight-line method. At December 31, 1998, the Organizational Costs were fully amortized. Also see the discussion contained in Note 3 & 4.

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

EARNINGS PER SHARE:
The earnings per share calculations were based on the weighted average number of shares outstanding during the period: 5,363,250 for the Period ending December 31, 1998, 16,352,816 for the Period ending December 31, 1997 and 9,040,685 for the Period ending December 31, 1996.

Fully dilutive earnings per share are not reflected because they are anti-dilutive.

INCOME TAX:
Because of losses sustained since inception, no provision has been made for income tax.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

NOTE 3 - EQUIPMENT & LEASEHOLD IMPROVEMENTS

Equipment and building improvements consists of the following:

                                            December 31, 1998      December 31, 1997       December 31, 1996
                                                (Audited)              (Audited)               (Audited)
                                          ----------------------------------------------------------------------
Equipment & Leasehold Improvements               $ 45,299               $ 62,634                $ 9,416

Less: accumulated depreciation                     35,461                 11,930                  3,491
                                          ----------------------------------------------------------------------
Total Net Equipment & Leasehold
Improvements                                     $  9,838               $ 50,704                $ 5,925
                                          ----------------------------------------------------------------------


In April 1997, the Company entered into an agreement for the lease of equipment used in the process of sizing Liposomes which the Company uses in the delivery of the Prostaglandin E-1. The total lease amount of $32,893 is to be paid over 24 months. The Company records the lease as a capital lease amortizing payments over the life of the lease.

The Company had incurred leasehold improvements to the Irvine office of approximately $4,300 in 1997, amortized over the life of the lease. In May 1998, the company terminated the Irvine lease and moved the research and development office from Irvine to Costa Mesa, California. The balance of unamortized improvements of approximately $2,755 was written off.

During December 1996, the Company established its administrative offices in Reno, Nevada. In November 1997, the Company established the headquarters in Lake Mary, Florida. In July 1998, the Company moved it's administrative offices from Reno, Nevada to Scottsdale, Arizona. See "Subsequent Events" Note 13.

The Company has reduced its need for certain equipment and leasehold improvements because the Company currently does not own manufacturing equipment for its product. The product has been and will continue to be manufactured by third-party manufacturers according to the Company's specifications.


NOTE 4 - INTELLECTUAL PROPERTIES

On January 7, 1994, the Company exchanged 285,600 shares of Common Stock with BTI for the intellectual rights to patent, develop, manufacture, and market the LLPGE-1 for the treatment of male erectile dysfunction, impotency and sexual enhancement. The Company recorded the transfer of intellectual properties at the par value of stock transferred, which amounted to $2,856. BTI's largest and controlling shareholder, Dr. Jackie See M.D., the inventor of the Lyophilized Liposomal LLPGE-1, holds a 2% royalty interest on the sale of products.

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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

During 1997, the Company entered into three additional significant transactions with BTI for the acquisition of intellectual rights, and for the provision of technological, management, fundraising and marketing assistance. In addition, in 1996, the Company incurred costs payable to BTI for consultation and rent of $133,157 and for research and development $50,378 of the LLPGE1 product. During 1997, BTI chose to convert the accounts payable balance of $333,535 as a contribution to additional-paid-in-capital.

On November 20, 1997, the Company agreed to exchange 200,000 shares of Common Stock, which has been issued, to BTI for the Intellectual Property Rights to Prostaglandin E1 Lyophilized Liposomes for the use of treatment of Psoriasis. In addition, the Company is to pay BTI $150,000. BTI was to receive a 3% override on royalties of the Psoriasis product. On June 11, 1998, BTI and the Company agreed that BTI would transfer an irrevocable royalty-free license to all intellectual property, intangibles, patents, trade secrets, trademarks, trade names and goodwill relating to BTI that exists or is in development, relating to male and/or female sexual dysfunction, for the return of the intellectual property related to the Psoriasis product that BTI previously had transferred to the Company and the granting to BTI registration rights (effective July 28, 1998) as to all shares of the Company's Common Stock held by BTI on July 20th, 1998. In addition, all royalty agreements with respect to products other than sexual dysfunction have been terminated. In addition, the Company forgave the indebtedness of BTI of $892,819. The debt forgiveness is treated as part of the cost of the intellectual properties received from BTI. See Note 7.

In December 1998, the Company had a balance in Intellectual Properties of $1,053,814, with accumulated depreciation of $53,196 for a net of $1,000,619. On December 31, 1998, Intellectual Properties was written down to zero, the determined market value at that time. The net asset balance of $1,000,619 was written off to the P&L as a loss on assets until such time a value can be determined for the Intellectual Properties.


NOTE 5 - INVENTORY

In September 1998, the Company received 30 grams of Prostaglandin PGE-1 with a value of $600 a gram or $18,000, from Pharmacia-Upjohn for future use in manufacturing clinical lots. The Company received this product, free of charge, in good faith with the possibility of future business cooperation. This product is located at Pyramid Laboratories in Costa Mesa, California.


NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                           December 31, 1998      December 31, 1997          December 31, 1996
                                               (Audited)               (Audited)                  (Audited)
                                        -----------------------------------------------------------------------------
   Interest on notes and debentures             $      -                $131,694                   $  9,649
   Accrued payroll & payroll taxes                63,662                       -                     10,680
                                        -----------------------------------------------------------------------------

                                  Total         $ 63,662                $131,694                   $ 20,329
                                        -----------------------------------------------------------------------------

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

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

6. BTI owned approximately 10% and 22% of the Company's shares on December 31, 1998, December 31, 1997, respectively. Dr. Jackie See a Director of the Company and a controlling person of BTI. Dr. Jackie See owned approximately 35% of the Common Stock of the Company on December 31, 1998, including the shares owned by BTI and shares that Dr. See has the right to purchase (296,302 shares)(see Note 9).

7. In November 1997, the Company issued 400,000 shares of Common Stock to Thomas E. Waite, the President and Chairman of the Board, as a signing bonus. The transaction was recorded at par value.

8. The Company has entered into a financing agreement dated January 13, 1998, as amended on February 3, 1998, between Dr. Jackie R. See, Thomas E. Waite and the Company for the funding of the Company up to $10,000,000. Dr. Jackie R. See and Mr. Thomas E. Waite were Directors of the Company. Thomas
     E. Waite was also President and Chief Executive Officer of the Company. On

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

     February 3, 1998, the Company issued 790,139 shares to each Dr. Jackie See, M.D. and Thomas E. Waite in connection with this private placement. All shares owned by Dr. Jackie See and Thomas E. Waite, have registration rights. These registration rights have been exercised and upon the registration statement becoming effective (July 28, 1998), the shares can be sold in accordance with the Securities Act of 1933, subject to state securities laws. See Note 9 and Note 13.

9. The Company often pays for services, fees, and salaries by issuing shares of Common Stock. Most of this stock issued for services must be held for investment to satisfy the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Rule 144 under the statute requires that such stock be held for a year, before it can be sold in accordance with rule 144.

     During 1998, the Company issued a total of 1,590,278 shares of Common Stock to directors of the Company. 10,000 of these shares were booked at the price of the most recent sale of the stock for cash to shareholders of the registration statement held effective July 28, 1998. The balance of 1,580,278 was issued in conjunction with the Waite and See Agreement, see
     Note 9.

     During 1998, the Company approved and issued 10,000 shares of Common Stock (restricted) to an employee of the Company for prior and current services rendered. In addition, during 1998 the Company issued 97,500 shares of Common Stock for services performed by outside consultants. 270,200 shares of Common Stock were returned to the Company treasury as part of a legal settlement with prior affiliates of the Company (see Note 10). These shares were recorded at the lesser of 1) the value of the Common Stock on the date issued or 2) the most recent sale of the stock for cash to shareholders of the registration statement held effective July 28, 1998.

     Also see discussions regarding intellectual properties and agreements in Notes 4.


NOTE 8 - INCOME TAXES

     The Company has federal net operating loss carryforwards for financial statement purposes of approximately $13,000,000 at December 31, 1998, which will be used to offset future earnings of the Company. The loss carryforwards will expire during the years ending 2002 through 2012 if not used.


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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

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

     The promissory note began to accrue interest at 8% on the date the registration statement (for these shares) became effective (July 28, 1998). At December 31, 1998, the Company had accrued interest from both Dr. See and Mr. Waite of $165,861. During the 4th quarter of 1998, Mr. Waite made payments towards his note balance of $300,000. At December 31, 1998, the principal balance due on these two promissory notes is $4,684,197. At December 31, 1998, the full balance of principle and interest was reserved as a contra asset account to the receivable balance with interest receivable balance of $165,861 written off against interest income. See
     Note 13 "Subsequent Events".

2. On December 1, 1997, the Company renegotiated the consulting agreement with Martin E. Janis & Company, Inc. ("Janis"), dated December 13, 1996, whereby Janis, a public relations agency, is to carry out an extensive financial promotional program including public relations for the Company, in exchange for 50,000 shares of the Company's (restricted) Common Stock plus a fee of $5,000 a month for a period of one year beginning December 1, 1997. On December 1, 1998, the consulting agreement expired and was not renewed by the Company. The Company recorded the shares at par value. At December 31, 1998, the Company owed Janis approximately $16,000.

3. On August 4, 1997, the Company entered into a consulting agreement with Dr. Lorenz M. Hofmann, Ph.D. ("Hofmann"), whereby Hofmann is to lead the clinical development program for liposomal Prostaglandin E-1 for the treatment of male erectile dysfunction. The Company agreed to pay Hofmann $15,000 per month plus 10,000 shares of (restricted) Common Stock. The stock was recorded at par value. On May 29, 1998, the Company terminated his agreement.

4. On August 1, 1997, the Company entered into a consulting agreement with Dr. Irwin Goldstein, M.D. ("Goldstein"), whereas the Company has agreed to pay Goldstein $10,000 upon signing the agreement and $4,000 per month until March 1, 1999. Effective July 1, 1998, the Company agreed to pay Goldstein $7,000 per month until March 1, 1999. Goldstein is a Professor of Urology and is assisting the Company through the required FDA stages in bringing the LLPGE-1 product to the marketplace. At December 31, 1998, the Company had paid Goldstein $75,000 from the beginning, with a balance still owing him of $21,000.

5. On July 15, 1997, the Company entered into a consulting agreement with Scopes-Garcia-Carlisle Advertising, Inc. ("Scopes"), whereby Scopes will provide professional advertising and marketing, and a public relations promotion plan to help promote the Company's sale of it's product(s) and stock, in exchange for a fee of $3,000 per month beginning August 15, 1997. The agreement expired January 15, 1998 and was not renewed. The Company disputed a balance of $5,900.64 and in conjunction with the recent legal settlement with Alexander Walker, Jr., it was agreed the Company would pay Scopes this remaining balance. This amount of $5,900.64 was accrued at December 31, 1998. See Note 10 (f) - (i).

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

6. On March 19, 1997, and again on May 15, 1997, the Company entered into an agreement with Alexander H. Walker, Jr. ("Walker"), former General Counsel, Director and Officer of the Company. Walker was retained as General Counsel as to all legal matters for the Company. In addition, he was to prepare or supervise the preparation of Securities and Exchange Commission filings, contracts and agreements. Walker was to receive $15,000 per month plus the issuance of Common Stock shares of the Company of up to 100,000 shares prorated over a three-year period. In 1997, Walker received $231,678 and issued to himself 105,200 shares of Common Stock. The shares transferred were recorded at par value. In December 1997, the Company terminated all agreements with Walker requesting all records, documents, agreements, the corporate minute book, etc. be turned over to the Company immediately. See
     Note 10 (d), (f) through (i).

7. On November 6, 1997, the Company renegotiated the consulting agreement with I.W. Miller & Co. ("Miller") dated September 18, 1997, whereby Miller will provide investor relation consulting services for the Company for a one year term beginning September 18, 1997 expiring September 17, 1998, in exchange for 40,000 shares of the Company's Common Stock (with registration rights). All prior agreements with Miller have been terminated. In November 1997, the shares transferred were recorded at $537,500, the fair market value of the shares on the date the shares were transferred.
     The Company did not renew this agreement with Miller.

8. On November 17, 1997, the Company amended the consulting agreement with Kostech Data Corporation ("Kostech") dated December 31, 1996, whereby Kostech will establish and maintain an ongoing Internet based investor relations program including the reprint and republish of research material on wire service and media, in exchange for 10,000 shares of (restricted) Common Stock of the Company. The agreement expired on December 9, 1998 and was not renewed. The Company recorded the shares at par value.

9. On February 23, 1998, the Company entered into a financing agreement with an independent investor ("Investor"), under which the Investor provided financing of $600,000 to the Company in exchange for 200,000 shares of Common Stock of the Company. The agreement states that if on the effective date of the Registration Statement, the closing bid price of the Company's stock is less than $6.00 per share, the Investor is to receive additional shares calculated by taking the difference between (a) 600,000 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 200,000. In February 1998, the Company received $600,000 and issued 200,000 shares to the Investor. The Registration Statement was effective July 28, 1998 and the closing bid price on that day was $6.62.

10. On June 11, 1998, the Company authorized the issuance of 30,000 shares of Common Stock to a consultant of the Company, Medhat Gorgy, as a part of his consultant agreement dated June 10, 1998. Of such shares, 25,000 shares of Common Stock are entitled to registration rights under the Securities Act of 1933. The 5,000 shares without registration rights plus 3,000 shares with registration rights were issued on June 11, 1998. The balance of 22,000 shares is issuable monthly in lots of 2,000 shares each. The shares issued and issuable to Mr. Gorgy are effected pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. The 8,000 shares issued through June 30, 1998 were valued at the closing bid price on the day the shares were issued. The Registration Statement was effective July 28, 1998 and the closing bid price on that day was $6.62.

11. On June 19, 1998, the Company entered into a financing agreement with Ronald E. Patterson, under which Mr. Patterson provided financing of $249,999 to the Company in exchange for 83,333 shares of Common Stock of the Company. If, on the effective date of the Registration Statement, the closing bid price of the Company's stock is less than $6.00 per share, Mr. Patterson is to receive additional shares calculated by taking the difference between (a) 249,999 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 83,333. The Registration Statement was effective July 28, 1998 and the closing bid price on that day was $6.62.
                                      F-18

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

12. On June 29, 1998 the Company entered into financing agreements with the RK Company, under which The RK Company provided a total financing of $450,000 to the Company in exchange for 150,000 shares of Common Stock of the Company. If, on the effective date of the Registration Statement, the closing bid price of the Company's stock is less than $6.00 per share, the RK Company is to receive additional shares calculated by taking the difference between (a) 50,000 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 16,667. The Registration Statement was effective July 28, 1998 and the closing bid price on that day was $6.62.

13. On July 1, 1998, the Company entered into a settlement agreement between GensiaSicor Pharmaceuticals, Inc. and agreed to transfer 20,000 shares of Common Stock of the Company in exchange for the release of all claims, demands, etc. arising from a manufacturing agreement with the Company. The shares were transferred on July 8, 1998 and valued at $3.00, which was the lesser of 1) the closing stock price on the date transferred or 2) cash received in exchange for stock from investors included in the registration statement effective July 28, 1998.

14. On July 1, 1998, the Company entered into financing agreements with the RK Company, under which the RK Company provided financing of $50,000 to the Company in exchange for 16,667 shares of Common Stock of the Company. If, on the effective date of this Registration Statement, the closing bid price of the Company's stock was less than $6.00 per share, the RK Company was to receive additional shares calculated by taking the difference between (a) 50,000 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 16,667. The Registration Statement was effective July 28, 1998 and the closing bid price on that day was $6.62.

15. On July 7, 1998, the Company entered into a financing agreement with Elisabeth & Samuel Valenzisi, under which Mr. and Mrs. Valenzisi provided a total financing of $24,000 to the Company in exchange for 8,000 shares of Common Stock of the Company. If, on the effective date of this Registration Statement, the closing bid price of the Company's stock was less than $6.00 per share, Mr. & Mrs. Valenzisi were to receive additional shares calculated by taking the difference between (a) 24,000 divided by one-half the closing bid price of the company's Common Stock on the effective date and (b) 8,000. The Registration Statement was effective July 28, 1998 and the closing bid price on that day was $6.62.

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

17. On January 6, 1998, the Company changed transfer agents from Nevada Agency & Trust, Company to Atlas Stock Transfer Co. (see Note 10 (d) "Contingencies"). On July 9, 1998, the Company changed transfer agents from Atlas Stock Transfer Co. in Salt Lake City, Utah to Olde Monmouth Stock Transfer Co., Inc. in Atlantic Highlands, New Jersey. See Note 13.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

18. On July 20, 1998, the Company's filed a registration statement under the Securities Act of 1933, registering 4,166,133 shares of its Common Stock, and was declared effective on July 28th, 1998. The closing bid price of the stock on that day was $6.62.

19. The Company has the following office lease commitments at December 31, 1998:

     a The Company occupied 2992 square feet in Lake Mary, Florida where the corporate headquarters and general operations of the Company are maintained. Rent of $4,268.58 is to be paid monthly beginning December 15, 1997 through December 31, 2000. During December 1998, the Company negotiated out of their lease and closed its corporate headquarters in Lake Mary, Florida. The Company's headquarters are currently operating out of the Chief Financial Officers office located in Reno, Nevada until additional space is located. See Note 13, "Subsequent Events".

     b In June 1998, the Company moved its research & development offices from Irvine, California to Costa Mesa, California where they currently occupy 930 square feet. Rent is $900 monthly beginning June 15, 1998 expiring June 14, 1999. See Note 13, "Subsequent Events".

     c On July 20, 1998 the Company moved the administrative headquarters from Reno, Nevada to Scottsdale, Arizona where the accounting operations are maintained. They occupy 144 square feet and pay rent of $610 monthly expiring August 31, 1999. See Note 13, "Subsequent Events".


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

         Savage filed a motion for partial summary judgment on August 11, 1998 alleging that there are no material facts at issue. On September 21, 1998, the motion was denied. The matter has been scheduled for trial on the May 9, 2000 trial calendar.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

    (b) On November 3, 1995, BTI entered into an agreement with a European marketer, Pharma Maehle ("Pharma"), whereby Pharma was to establish the European market for the Company's erectile dysfunction product (only the Intraureathral Product) to develop, manufacture, sell, practice and exploit the use of the Company's proprietary license technology. In February 1996, an amendment to the agreement was signed to reflect the transfer of said agreement from BTI to the Company. On March 20, 1996, Section 19.0 (Entire Agreement) was amended to better express the intent of the parties. On December 20, 1996, the Company notified Pharma in writing that it was terminating the agreement for breach of contract and the implied covenant of good faith and fair dealing inherent in all contracts by failing to exercise reasonable diligence to exploit the technology and patent rights. On January 13, 1997, the Company signed a Letter of Understanding with Pharma, whereby the parties would consider working out a formal agreement settling their disputes after seeking advice from legal council. The agreement was to be accomplished within 10 working days from January 13, 1997, and when that did not occur, the Company again notified Pharma of it's intent to terminate any and all agreements with Pharma referencing previous termination notices. Pharma contends the various notices of termination were withdrawn or ineffective and the agreement is enforceable. However, the Company believes it has rightfully terminated the agreement with Pharma, which has been and continues to be in breach of the agreement in any event. The validity of the agreement is currently in dispute.

         On February 19, 1998, the Company renewed it's previous notices of termination and renoticed the termination of the licensing agreement with Pharma. The Company demanded binding arbitration under Nevada law of the existing disputes between the parties pursuant to the terms of the licensing agreement. Pharma has retained Nevada counsel. Arbitration is being pursued, and discovery has commenced.

    (c) HARVARD SCIENTIFIC CORPORATION VS. DAVID E JORDAN, Case No. 98-2031-CA-16-P filed in the circuit court of the 18th Judicial Circuit, in Seminole County, Florida, filed on or about October 1, 1998. David E. Jordan ("Jordan") was a consultant to the Company. On May 15, 1997, the Board of Directors considered a resolution engaging Jordan for his services. At that time the Company discussed a compensation of $15,000 per month plus 100,000 shares (restated to reflect the 1 for 10 reverse split effective February 2, 1998) of the Company's Common Stock. A Consulting Agreement was never consummated. Despite the fact that no agreement was consummated, stock certificates evidencing 100,000 shares of the Company's Common Stock were issued and delivered to Jordan on June 6, 1997. On or about June 17, 1997, the Company cancelled the 100,000 shares issued and delivered to Jordan. In April 1997, prior to the issuance date of the 100,000 shares, Jordan marketed and sold portions of these shares. Jordan also presented himself as an agent of the Company in the sale of these shares when, indeed, he had never received the authority to do so. The Company claims an action for damages, injunctive relief and declaratory judgement in excess of $15,000. See Note 13, "Subsequent Events".


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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

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

          On September 18, 1998 the parties concluded settlement discussions and entered into a mutual settlement agreement wherein Walker was to return all outstanding share certificates to the Company (approximately 120,200 shares) from which 16,000 shares would be re-issued to Walker with the remaining shares being returned to the Company's Treasury. These shares were re-issued on October 14, 1998 and valued at par value. A dismissal with prejudice was filed as required by the Settlement Agreement.

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

          On September 18, 1998 the parties concluded settlement discussions and entered into a mutual settlement agreement. See settlement discussions at (f) and (h)). These shares were re-issued on October 14, 1998 and valued at par value. A dismissal with prejudice was filed as required by the Settlement Agreement.


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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

          On October 14, 1998, and as agreed to in the Settlement Agreement, the Plaintiffs collectively returned 270,200 shares of Common Stock to treasury, including 120,200 shares from Alexander Walker, 125,000 shares from Don Steffens and 25,000 shares from Ian Hicks. In addition, upon the return of those shares the Company agreed to re-issue 16,000 shares to Walker, 15,890 shares to Steffens and 3,500 shares to Hicks. These shares were re-issued on October 14, 1998 and valued at par value. A dismissal with prejudice was filed as required by the Settlement Agreement.

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

          On September 18, 1998 the parties concluded settlement discussions and entered into a mutual settlement agreement wherein Steffens and Hicks are to return outstanding share certificates to the Company from which 15,890 shares of Common Stock would be re-issued to Steffens and 3,500 shares of Common Stock would be re-issued to Hicks. The remaining shares returned to the Company's Treasury. A dismissal with prejudice was filed as required by the Settlement Agreement. See (f), (g) and
          (h) above.

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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

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

          On August 17, 1998 the parties entered into a mutual Settlement Agreement and Release whereby the Company agreed to transfer $1,800,000 to Springrange in exchange for full and final settlement of all claims asserted in all the legal actions against the Company, its Board of Directors and management by Springrange. The Company agreed to issue 600,000 shares to a third party purchaser in exchange for $1,800,000. The Terms of the agreement were subject to a ruling by the presiding judicial authority as to their fairness. On September 23, 1998 a fairness hearing was held in the New York action approving the terms of the settlement agreement and the exemption of the 600,000 shares from registration. The Company issued 600,000 shares of its Common Stock to a third party, who purchased them for $1,800,000, which, in turn, was paid to Springrange for full and final settlement of all claims.

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

          On August 17, 1998 the parties entered into a mutual Settlement Agreement and Release whereby the Company agreed to transfer $1,800,000 to Springrange in exchange for full and final settlement of all claims asserted in all the legal actions against the Company, its Board of Directors and management by Springrange. The Company agreed to issue 600,000 shares to a third party purchaser in exchange for $1,800,000. The Terms of the agreement were subject to a ruling by the presiding judicial authority as to their fairness. On September 23, 1998 a fairness hearing was held in the New York action approving the terms of the settlement agreement and the exemption of the 600,000 shares from registration. The Company issued 600,000 shares of its Common Stock to a third party, who purchased them for $1,800,000, which, in turn, was paid to Springrange for full and final settlement of all claims.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

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

Issuance costs of $625,000 related to the first $5,000,000 principal amount of 6% Convertible Debentures sold in March 1997 were deferred and are being amortized on a straight-line basis through March 31, 1998. On January 6, 1998, the investor served a conversion notice for the sum of $250,000 of the principal amount plus $11,917 of interest expense, for the issuance of 1,036,064 shares of Common Stock on January 15, 1998. Springrange had submitted two additional conversion notices: 1) January 28, 1998 for the conversion of $250,000 principle plus interest, and 2) on January 29, 1998 for the conversion of $250,000 principle plus interest. The Company did not honor these requests.

On September 23, 1998, the Company came to an agreement with Springrange and the courts approved the terms of the settlement agreement. The Company issued 600,000 shares of its Common Stock to a third party who purchased them for $1,800,000, and, in turn, paid $1,800,000 to Springrange for full and final settlement of all claims (see Note 10).

On September 23, 1998, $2,450,000 of the Debenture plus $75,661 interest on the Debenture had been converted into 385,831 shares of the Company's Common Stock. The Company recorded the transfer of 600,000 shares of Common Stock valued at $1,800,000, eliminating the debt balance of $2,550,000 plus accrued interest of $218,901,with the net of $968,901 booked to forgiveness of debt and treated as ordinary income.


NOTE 12 - UNCERTAINTY - GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional equity capital from other sources. Collectability is uncertain on the Promissory Notes due from the former Officer/Director Mr. Waite and Director Dr. See (see Note 13"SUBSEQUENT EVENTS"). If additional capital is not secured, there is considerable doubt about the Company's ability to continue as a going concern.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           BASED ON AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 1998
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

NOTE 13 - SUBSEQUENT EVENTS

1. In January 1999, the Company negotiated out of their lease and closed its research and development office in Costa Mesa, California. All research and development is expected to be performed out of Pyramid Laboratories in Costa Mesa, California. In February 1999, the Company negotiated out of their lease and closed its administrative office in Scottsdale, Arizona. The Company's administration is currently being maintained out of the Company's Chief Financial Officers' office in Reno, Nevada. The office equipment in these offices were donated to charitable organizations. The Company wrote off a total of $6,182 from fixed assets representing the net book value of the office equipment donated to charitable organizations.

2. In the HARVARD SCIENTIFIC CORPORATION VS. DAVID E JORDAN, Case (see Note 10 "Contingencies" no. (c)), on January 7, 1999, the lawsuit filed by the Company was voluntarily dismissed by the Company without prejudice, as a result of a venue dispute.

3. On February 24, 1999, the Company changed transfer agents from Olde Monmouth Stock Transfer Company back to Nevada Agency & Trust Company in Reno, Nevada.

4. On January 18, 1999, Barbara L. Berry resigned her positions as Secretary and Chief Accounting Officer of the Company. On March 4, 1999, Thomas E. Waite resigned his positions as President, CEO, Chairman of the Board and Director of the Company. On March 4, 1999, Martin J. Holloran resigned his position as Director of the Company. These positions have not been replaced at this time. On March 3, 1999, Gordon W. Cole was elected to the Board of Directors.

5. On March 31, 1999, the Promissory Notes due from Dr. Jackie R. See and Thomas E. Waite for a total of 4,764,308.76 were due and payable. Neither Dr. See nor Thomas E. Waite paid their respective Promissory Note balances plus interest on March 31, 1999 and these notes and interest balances are now in default. The Company has reserved the promissory note balances and accrued interest receivable due from Mr. Waite and Dr. See as a contra asset account to the receivable. The interest balance of $165,861 was written off against interest income on the profit & loss statement. Mr. Waite nor Dr. See have not been relieved from their obligation to pay in full the note and interest balances due the Company. See Notes 7 & 9.

6. On March 8, 1999, an action entitled THOMAS WAITE, PLAINTIFF, VS. HARVARD SCIENTIFIC CORP., A NEVADA CORPORATION, AND DR. JACKIE R. SEE, DEFENDANTS, was filed by Mr. Waite, former President, CEO and Chairman of the Board. The case was filed in the Circuit Court of the 18th Judicial District in and for Seminole County, Florida, Case No. 99-508-CA-15-K. The action alleges that Mr. Waite was fraudulently induced to enter into the February 1998 financing agreement approved by the stockholders in May of 1998. In addition, Mr. Waite seeks rescission of such loan agreement and repayment of $300,000 loaned under the agreement. On April 6, 1999, the Company and Dr. See filed a notice of removal of the action to the United States District Court, Middle District of Florida, Orlando Division, as Case No. 99-409-CIV-ORL-22B. The Company denies all allegations and plans to vigorously defend itself against these untrue claims of fraud.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Ronald D. Simpkins, independent certified public accountant, has audited the financial statements of the Company for the years ended December 31, 1998 and December 31, 1997, included in this filing. In June 1998, the Board of Directors approved Ronald D. Simpkins to audit the Company's financial statements for the year ending December 31, 1998. The financial statements of the Company included for the years ended December 31, 1996 and 1995 have been audited by Dale McGhie, independent certified public accountant, as set forth in his report thereon appearing elsewhere herein. Both Mr. Simpkins' report and Mr. McGhie's report include an explanatory paragraph stating that, in light of the recurring losses suffered by the Company, its continued existence depends upon its ability to resolve its liquidity problems.

         On January 13, 1998, the Company's former accountant, W. Dale McGhie, was replaced by Ronald D. Simpkins, Certified Public Accountant, 1155 West Fourth Street, Suite 214, Reno, Nevada 89503, as the Company's independent accountant in connection with the financial statements for the year ended December 31, 1997. The Registrant's former accountant, W. Dale McGhie did not resign and did not decline to stand for reelection. The new management of the Company determined that a change of auditor was in the best interest of the Company. The decision to change accountants was approved by the Board of Directors. There were no disagreements with Mr. McGhie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to his satisfaction, would have caused Mr. McGhie to make reference to the subject matter of any such disagreements in connection with his reports. As required by Item 304 of Regulation S-B reflecting disclosure of this change in accountants, on January 20, 1998, the Company filed a Form 8K and an amendment thereto on January 26, 1998.

         The Company's former accountant, Fair, Anderson & Langerman, was replaced by W. Dale McGhie, Certified Public Accountant, 1539 Vasser Street, Reno, Nevada 89502, on March 19, 1997, as the Company's independent accountant in connection with the financial statements for the year ended December 31, 1996. Fair, Anderson & Langerman did not resign and did not decline to stand for re-appointment. They were replaced because the Company's headquarters were moved to Reno, Nevada, where Mr. McGhie is located, from Las Vegas, Nevada, where Fair, Anderson & Langerman is located, and the Company believed that it would be more efficient and effective to use Mr. McGhie as a Reno-based accountant. The decision to change accountants was approved by the Board of Directors.

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


                                    PART III

         A 1 for 10 reverse stock split was effective February 2, 1998. All figures in this Amendment to the Annual Report give effect to such reverse stock split, and previously stated numbers of shares are appropriately restated, unless otherwise indicated. All statements in this annual report should be read in conjunction with and are qualified by the other information and financial statements (including the notes thereto) appearing elsewhere in this Annual Report and the previously filed Annual Report and Amendments, or incorporated herein by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As of April 12, 1999, the directors and executive officers of the Company, their ages, positions and offices in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:


------------------------------------ ------------ ------------------------------------ --------------------------------
                                                                                          Period Served as Director
Name                                     Age                 Position (1)                   or Executive Officer
------------------------------------ ------------ ------------------------------------ --------------------------------
------------------------------------ ------------ ------------------------------------ --------------------------------
   Curtis A. Orgill                      49           Director, Treasurer, and                  Officer since
                                                      Chief Financial Officer                   12/12/97; Director
                                                      (2) (3)                                   since 2/10/98
------------------------------------ ------------ ------------------------------------ --------------------------------
   Jackie R. See, M.D. (4)               57           Director  (3)                             Since 1/6/94
------------------------------------ ------------ ------------------------------------ --------------------------------
   Gordon W. Cole                        63           Director                                  Since 3/3/99
------------------------------------ ------------ ------------------------------------ --------------------------------

(1) The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified or until the director resigns. The Company's officers are appointed annually and as needed by the Board of Directors and serve at the pleasure of the Board.

(1) These Directors are members of the Compensation Committee. Mr. Orgill is Chairman of this committee.

(2) These Directors are members on the Audit Committee. Mr. Orgill is Chairman of this committee.

(3) In his role as consultant, Dr. See acts as the Company's Director of Scientific Research and Development. Dr. See may also be considered a promoter of the Company.

(4) This Director is the only member of the Company's Executive Committee. Mr. Waite is Chairman, however, Mr. Waite has resigned his positions with the Company on March 4, 1999.

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

COLONEL ROBERT T. HAYDEN was a Director of the Company until his death on December ?, 1998. Colonel Hayden retired from active service in the United States Army in 1981 following 31 years of active service. He was promoted to Colonel in 1971, and upon graduation from The War College, served 3 years on the Joint Staff in the Pentagon in the office of J-5, NATO Plans and Policy Directorate. Over his military career, Colonel Hayden served in both Korea and Vietnam and has received many military decorations which include the Silver Star, the Legion of Merit, two Bronze Starts, a Purple Heart, an Army Commendation Medal with two oak leaf clusters, an Air Medal with five oak leaf clusters, a Vietnam Medal of Honor and the Vietnam Gallantry Cross with Silver and Gold Palm. He has been awarded the Combat Infantry Badge and the Army Staff and Joint Chiefs of Staff Medallions, is a member of the Field Artillery Hall of Fame, MOWW, The American Legion and the Military Order of the Purple Heart and has served as President of the Florida Council of Florida Chapter of the Retired Officers Association.

GORDON W. COLE is a Director of the Company effective March 3, 1999. Mr. Cole is currently working for Bartig, Basler and Ray as a Consultant and Accountant. The prior 20 years, Mr. Cole was self-employed as an accountant, a tax preparer and consultant. Additional professional experience included positions as Controller with Montgomery Ward, Cook United (discount store chain based in Cleveland,
Ohio), and a major national geotechnical firm. This experience is augmented by 5 years as a programmer analyst with Ticor, an aerospace contractor in Southern California. Additional experience was gained with his 2 1/2 years at a national CPA firm and over 2 years in the trust department at Wells Fargo Bank. Mr. Cole received a BS degree at the University of California, Berkeley, and an MBA at the University of Southern California. He has had extensive training in programming and systems analysis at the IBM Institute, in both San Francisco and Los Angeles, California.

ITEM 10.  EXECUTIVE COMPENSATION.


          The following table sets forth information about compensation paid or accrued by the Company during the years ended December 31, 1998, 1997 and 1996 to the Company's officers and directors:

                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------
Name and                                                                                    Other
Principal Position      Year          Salary/Consulting/Director Fees          Bonus     Compensation
---------------------- ------ ----------------------------------------------- ------- -----------------
                                     (a)      (b) STOCK      (a) + (B)
                                    CASH      GRANTS (1)       TOTAL
---------------------- ------ ----------------------------------------------- ------- -----------------
JACKIE R. SEE (2)       1998        $138,462    $3,753,161     $138,462         None         None
Director of Research    1997        $199,662   $10,088,450    $10,288,112       None         None
                        1996        $104,000       None        $104,000         None         None
---------------------- ------ ----------------------------------------------- ------- -----------------
IAN HICKS (3)           1998          None        $10,281      $10,281          None         None
Was CEO, President &    1997        $46,000    $1,671,750     $1,717,750        None         None
Director                1996          None         None          None           None       $16,440
---------------------- ------ ----------------------------------------------- ------- -----------------
DON STEFFENS (4)        1998          None        $46,677       $46,677         None         None
Was CEO, President &    1997        $155,135    $3,608,750    $3,763,885      $100,000       None
Director                1996          None         None          None           None         None
---------------------- ------ ----------------------------------------------- ------- -----------------
ALEXANDER H.            1998          None        $47,000      $47,000          None         None
Walker(5)               1997        $150,000    $2,892,724    $3,042,724       $75,000       None
Was Secretary &         1996          None      $1,170,000    $1,170,000        None         None
Director
---------------------- ------ ----------------------------------------------- ------- -----------------
LORENZ HOFFMAN (6)      1998         $60,000       None        $60,000          None         None
Was COO                 1997        $140,150     $59,600      $199,750          None         None
                        1996          None         None          None           None         None
---------------------- ------ ----------------------------------------------- ------- -----------------
THOMAS E. WAITE (7)     1998        $221,538    $3,753,161     $221,538         None         None
President & CEO         1997         $28,462    $4,000,000    $4,028,462        None         None
                        1996          None         None          None           None         None
---------------------- ------ ----------------------------------------------- ------- -----------------
CURTIS A. ORGILL (8)    1998        $110,770     $345,000     $455,770          None         None
                        1997         $9,231        None          None           None         None
                        1996          None         None          None           None         None
---------------------- ------ ----------------------------------------------- ------- -----------------
BARBARA L. BERRY (9)    1998        $110,770    $345,000      $450,770          None         None
                        1997         $9,231        None          None           None         None
                        1996          None         None          None           None         None
---------------------- ------ ----------------------------------------------- ------- -----------------
MARTIN J. HOLLORAN      1998        $6,000       $25,600       $31,600          None         None
(10)                    1997         None          None          None           None         None
                        1996         None          None          None           None         None
---------------------- ------ ----------------------------------------------- ------- -----------------
COLONEL ROBERT T.       1998        $6,000       $25,600       $31,600          None         None
HAYDEN  (11)            1997         None          None          None           None         None
                        1996         None          None          None           None         None
-------------------------------------------------------------------------------------------------------


(1) The transfer of shares issued to directors and officers is restricted pursuant to applicable securities laws, although some recipients have registration rights in respect of their shares, as noted herein. The aggregate number and dollar value (based on closing price on the date specified) of stock holdings of officers and directors as of April 12, 1999 were 2,384,993 shares and $1,192,497 respectively. Such dollar value and the dollar value of all share grants reflected in this Summary Compensation Table as of the date involved are calculated in accordance with item 402(b)(2)(iv)(A) of Regulation S-B, which requires the dollar value of any award of restricted stock to be calculated by multiplying the closing market price of the registrant's unrestricted stock on the date of grant by the number of shares awarded, even if that amount could not than be realized.

(2) Dr. See is not an employee, and all compensation paid to him was and is for his consulting services. His consultant agreement, which was entered into as of April 1, 1996 and will terminate on March 30, 1999, calls for the Company to pay him a consulting fee of $12,500 per month. In addition, he is reimbursed for all reasonable and necessary business expenses incurred in the discharge of his consulting duties. Dr. See is to receive a royalty fee equal to two percent (2%) of the net revenues from the sale of the Male Intrameatal product and any other products the Company may produce under Patent Application No. 08/573408 using LLPGE1. Dr. See will receive these royalty fees for the life of patent No. 5,718,917 issued February 17, 1998. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS", DR. JACKIE R. SEE & BIOSPHERE, for additional relationships between Dr. See and the Company.

     On March 18, 1997, Dr. See received 35,000 shares of Common Stock of the Company for services performed for the Company. The dollar value of such shares was $2,340,450. On June 10, 1997, Dr. See received 400,000 shares of Common Stock of the Company for services performed for the Company. The dollar value of such shares was $7,748,000. Of these shares, 100,000 shares were transferred into the Anita Wassgren See Trust (Anita Wassgren See is Dr. See's wife). See "DESCRIPTION OF BUSINESS- OTHER FINANCING ARRANGEMENTS" concerning the Financing Agreement between Dr. Jackie R. See and Thomas E. Waite and the Company dated January 13, 1998 and amended February 3, 1998, pursuant which Dr. See and Mr. Waite have the right to invest up to $10,000,000 in the Company and pursuant to which they invested $5,000,000 on February 3, 1998 in promissory notes and cash and received 1,580,028 shares of Common Stock therefor. Such stock is valued at the closing bid price of $9.50 on February 3, 1998 for a total value of $7,506,321.

(3) During 1995, Mr. Hicks was not an employee of the Company. Mr. Hicks became President in June 1996. He ceased being an employee or otherwise affiliated with the Company as of May 14, 1997. On March 18, 1997, Mr. Hicks received 25,000 shares of Common Stock of the Company for services performed. The dollar value of such stock was $1,671,750. In addition, on October 14, 1998, Mr. Hicks received 3,500 shares of Common Stock of the Company in settlement of a legal proceeding. The dollar value of such stock based on the closing price on the date of issue was $10,281. See "Legal Proceedings".

(4) Mr. Steffens was not an employee of the Company during 1995, and he moved from the positions of CFO, Secretary and Treasurer of the Company, to which he was appointed in 1996, to the positions of President and CEO as of May 15,1997. Mr. Steffens resigned from these positions on November 14, 1997 and is no longer affiliated with the Company. On June 10, 1997, Mr. Steffens received 100,000 shares of the Company's Common Stock for services performed for the Company. The dollar value of such stock was $1,937,000. On March 18, 1997, Mr. Steffens received 25,000 shares of Common Stock of the Company for services performed. The dollar value of such stock was $1,671,750. In addition, on October 14, 1998, Mr. Steffens received 15,890 shares of Common Stock of the Company in settlement of a legal proceeding. The dollar value of such stock based on the closing price on the date of issue was $46,677. See "LEGAL PROCEEDINGS".

(5) The Company entered into two agreements on March 19, 1997, and on May 15, 1997, with Alexander H. Walker, Jr. ("Walker"), former Director, Secretary, and General Counsel of the Company. The agreements provided that Walker was retained as General Counsel for all legal matters of the Company and was to prepare or supervise the preparation of Securities and Exchange Commission filings, contracts and agreements. The agreements provided that Walker would receive $15,000 per month over 36 months plus up to 100,000 shares of Common Stock. In 1997, Walker received $231,678 and was issued 105,200 shares of Common Stock. In December 1997, the Company terminated all agreements with Walker. SEE ITEM 2. "LEGAL PROCEEDINGS". During 1996, Walker did not receive any cash payment for legal fees and received $600 as reimbursement of expenses for his services as counsel.

     On April 12, 1996, Walker received 18,000 shares of the Company's Common Stock for services performed. The dollar value of such stock was $1,170,000. On March 18, 1997, Walker received 18,000 shares of stock for services performed. The dollar value of such stock was $1,203,660. On June 10, 1997, Walker received 87,200 shares of stock for current and future services to be performed. The dollar value of such stock was $1,689,064. In addition, on October 14, 1998, Mr. Walker received 16,000 shares of Common Stock of the Company in settlement of a legal proceeding. The dollar value of such stock based on the closing price on the date of issue was $47,000.

(6) Dr. Lorenz Hofmann Ph.D. was not an employee of the Company during 1995 and 1996. In August 1997, the Company entered into a consulting agreement with Dr. Hofmann whereby Dr. Hofmann was to receive $15,000 per month for his services, plus 10,000 shares of the Company's Common Stock for services performed in 1997. These shares were issued on January 26, 1998 with respect to services performed in 1997 for a dollar value of $59,600. Effective May 29, 1998, the Company has terminated all agreements with Dr. Hofmann.

(7) Thomas E. Waite became President, Director and Chief Executive Officer on November 14, 1997 and was issued 400,000 shares of the Company's Common Stock to induce him to work for the issuer and provide an incentive for his successful performance. Mr. Waite has a 1-year employment contract with the Company effective January 5, 1998 authorizing a salary of $20,000 per month. Mr. Waite's employment contract was not renewed, and effective March 4, 1999, Mr. Waite resigned all his positions with the Company. Prior to that time, Mr. Waite was not an employee of the Company. In 1995, Thomas E. Waite & Associates, a company owned by Mr. Waite, was a consultant to the Company.

     On November 14, 1997, Mr. Waite was issued 400,000 shares of the Company's Common Stock to enable him to devote his entire business time to the affairs of the Company. The dollar value of such shares was $4,000,000. See
     ITEM 1. "DESCRIPTION OF BUSINESS- OTHER FINANCING ARRANGEMENTS" concerning the Financing Agreement between Dr. Jackie R. See and Thomas E. Waite and the Company dated January 13, 1998 and amended February 3, 1998, pursuant which Dr. See and Mr. Waite had the right to invest up to $10,000,000 in the Company and pursuant to which they invested $5,000,000 on February 3, 1998 in promissory notes and cash and received 1,580,028 shares of Common Stock therefor. Such stock is valued at the closing bid price of $9.50 on February 3, 1998 for a total value of $7,506,321. For stock issuance's to Thomas E. Waite & Associates prior to Mr. Waite becoming an employee, See "LEGAL PROCEEDINGS"

(8) Curtis A. Orgill became Treasurer and Chief Financial Officer on December 12, 1997. On February 10, 1998 Mr. Orgill became a Director and Chairman of the Compensation Committee and the Audit Committee. On January 26,1998, Mr. Orgill was issued 50,000 shares (restricted) of the Company's Common Stock to induce him to work for the issuer and provide an incentive for his successful performance. . The dollar value of such stock based on the closing price on the date of issue was $345,000. Mr. Orgill had a 1-year contract with the Company effective November 17, 1997 authorizing a salary of $10,000 per month. This contract was renewed on November 17, 1998 for 1 year. Prior to November 17, 1997, Mr. Orgill was not an employee of the Company nor was he affiliated in any way with the Company.

(9) Barbara L. Berry became Secretary and Chief Operating Officer ("COO") on December 12, 1997. On July 28, 1998, Mrs. Berry's title changed from COO to Chief Accounting Officer. On January 26,1998, Mrs. Berry was issued 50,000 shares (restricted) of the Company's Common Stock to induce her to work for the issuer and provide an incentive for her successful performance. The dollar value of such stock based on the closing price on the date of issue was $345,000. Mrs. Berry had a 1-year contract with the Company effective November 17, 1997 authorizing a salary of $10,000 per month. This contract was renewed on November 17, 1998 for 1 year. On January 18, 1999, Mrs. Berry resigned her positions with the Company and is currently working on a consultant basis only. Prior to November 17, 1997, Mrs. Berry was a consultant for the Company beginning October 15, 1997. Prior to that time, Mrs. Berry was not an employee of the Company nor was she affiliated in any way with the Company.

(10) Martin J. Holloran became a Director and a member of the Audit Committee on February 10, 1998. On February 18, 1998, Mr. Holloran was issued 5,000 shares of the Company's Common Stock for an incentive for becoming a Director and a member of the Audit Committee. The dollar value of such stock based on the closing price on the date of issue was $25,600. In addition, it was agreed that Mr. Holloran was to receive $2,000 for every Board of Director meeting he attended. At December 31, 1998, the Company had paid him $6,000 for the year and owed him an additional $4,000 for past meetings attended.


     Colonel Martin T. Hayden became a Director and a member of the Audit Committee and Compensation Committee on February 10, 1998. On February 18, 1998, Col. Hayden was issued 5,000 shares of the Company's Common Stock for an incentive for becoming a Director and a member of the Audit Committee and Compensation Committee. The dollar value of such stock based on the closing price on the date of issue was $25,600. In addition, it was agreed that Col. Hayden was to receive $2,000 for every Board of Director meeting he attended. At December 31, 1998, the Company had paid him $6,000 for the year and owed him an additional $6,000 for past meetings attended. In December 1998, Col. Hayden passed away. Gordon W. Cole filled his position as a Director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


All shares included in the following table and in this section are current and have been restated to reflect the 1 for 10 reverse stock split effective February 2, 1998. The following table sets forth information as of April 12, 1999 concerning ownership of the Company's Common Stock by (i) each Director and Executive Officer of the Company, (ii) all Directors and Officers as a group and
(iii) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock:

---------------------------------------------------------------------------------------------------------------------
                                                                                                  PERCENTAGE OF
                                                                           AMOUNT AND           OUTSTANDING SHARES
                                 NAME AND ADDRESS                     NATURE OF BENEFICIAL       OF COMMON STOCK
    TITLE OF CLASS               OF BENEFICIAL OWNER                      OWNERSHIP (1)        AS OF APRIL 12, 1999
                                                                                                       (1)
-------------------------- ----------------------------------------- ------------------------ -----------------------
    Common Stock                 Dr. Jackie R. See (2)                    1,742,539                    29.0%
                                 100 N. Arlington
                                 Suite 23-P
                                 Reno, NV 89501
-------------------------- ----------------------------------------- ------------------------ -----------------------
    Common Stock                 Curtis Orgill (4)                           50,000                      .8%
                                 1325 Airmotive Way
                                 Suite 125
                                 Reno, NV 89502
-------------------------- ----------------------------------------- ------------------------ -----------------------
    Common Stock                 All Directors and                        1,792,539                   29.9%
-------------------------- ----------------------------------------- ------------------------ -----------------------
    Common Stock                 Thomas E. Waite (3)                      1,140,139                   19.0%
                                 5400 Carter Road
                                 Lake Mary, FL  32746
-------------------------- ----------------------------------------- ------------------------ -----------------------
    Common Stock                 Bio-sphere Technology, Inc.                 547,400                   9.1%
                                 Suite 23P
                                 100 N. Arlington Avenue
                                 Reno, NV  89501
-------------------------- ----------------------------------------- ------------------------ -----------------------

(1) The percentage calculation for each person or group, reflects the addition to the number of shares beneficially owned by such person or group and to the aggregate outstanding shares, the number of shares that the person or group involved has the right to acquire within 60 days.

(2) This total includes 1,095,139 shares held by Dr. Jackie R. See, 547,400 shares held by Bio-Sphere Technology, Inc., of which Dr. Jackie R. See is the controlling person and 100,000 shares held by Anita Wassgren See Trust (Anita Wassgren See is Dr. Jackie See's spouse), of which Trust Dr. Jackie
      R. See disclaims any beneficial interest or control.

(3) Mr. Waite was appointed President, CEO, and Chairman of the Board of Directors on November 14, 1997 and resigned all his positions on March 4, 1999. Mr. Waite's total includes 1,140,139 shares held by him.

(4) Mr. Orgill was appointed Treasurer and Chief Financial Officer on December 12, 1997. On February 10, 1998, Mr. Orgill was appointed as a Director to the Company.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


During 1997 and 1998, the Company issued the following shares of Common Stock to current or prior Officers and Directors of the Company, relatives of those Officers and Directors and other related parties, as follows:

---------------------------------------------------------------------------------------------------------------------------
                            RELATIONSHIP TO        CURRENT                                     NO. OF
NAME                          THE COMPANY    STATUS/RELATIONSHIP  REFERENCE  DATE ISSUED    SHARES ISSUED    DOLLAR VALUE**
------------------------- ------------------ -------------------- --------- ------------- ------------------ --------------
Colonel Robert T. Hayden       Director             Prior            (1)       2/18/98              5,000    $      25,650
------------------------- ------------------ -------------------- --------- ------------- ------------------ --------------
Ian Hicks                 Officer & Director        Prior            (1)       3/18/97       (6)   25,000    $   1,671,750
Ian Hicks                 Officer & Director        Prior            (1)       10/14/98      (6)    3,500    $
                    Total                                                                          28,500
------------------------- ------------------ -------------------- --------- ------------- ------------------ --------------
Martin J. Holloran             Director             Prior            (1)       2/18/98              5,000    $      25,650
------------------------- ------------------ -------------------- --------- ------------- ------------------ --------------
Barbara L. Berry                Officer             Prior            (1)       1/26/98             50,000    $     298,000
------------------------- ------------------ -------------------- --------- ------------- ------------------ --------------
Curtis A. Orgill          Officer & Director       Current           (1)       1/26/98             50,000    $     298,000
------------------------- ------------------ -------------------- --------- ------------- ------------------ --------------
Dr. Jackie R. See, M.D.        Director            Current           (1)       3/18/97             35,000    $   2,340,450
Dr. Jackie R. See, M.D.        Director            Current           (1)       6/10/97            400,000    $   7,748,000
Dr. Jackie R. See, M.D.        Director            Current           (2)        2/3/98            790,139    $   7,506,321
Dr. Darryl See, M.D.          Consultant     Dr. Jackie See's Son    (1)       11/14/97            50,000    $     500,000
Dr. Darryl See, M.D.          Consultant     Dr. Jackie See's Son    (1)       1/26/98            200,000    $   1,192,000
Daniel L. See                     N/A        Dr. Jackie See's Son    (1)       6/11/97              1,000
David J. See                      N/A        Dr. Jackie See's Son    (1)        3/2/98              5,000
Charles Dayton See                N/A          Relative to Dr.       (1)       6/11/97              1,000
                                                  Jackie See
Anita Wassgren Trust              N/A          Dr. Jackie See's      (1)       6/26/98            100,000
                                                     Wife
                    Total                                                                       1,582,139    $
------------------------- ------------------ -------------------- --------- ------------- ------------------ --------------
Don Steffens              Officer & Director        Prior            (1)       3/18/97       (6)   25,000    $   1,671,750
Don Steffens              Officer & Director        Prior            (1)       6/10/97       (6)  100,000    $   1,937,000
Don Steffens              Officer & Director        Prior            (1)       10/14/98      (6)   15,890    $
                    Total                                                                         140,890    $   3,608,750
------------------------- ------------------ -------------------- --------- ------------- ------------------ --------------
Thomas E. Waite           Officer & Director        Prior            (3)       12/18/96            56,875    $   1,279,688
Thomas E. Waite           Officer & Director        Prior            (4)       11/14/97           400,000    $   4,000,000
Thomas E. Waite           Officer & Director        Prior            (2)        2/3/98            790,139    $   7,506,321
                    Total                                                                       1,247,014    $  12,786,008
------------------------- ------------------ -------------------- --------- ------------- ------------------ --------------
Alexander H. Walker, Jr.  Officer & Director        Prior            (5)       4/12/96             18,000    $   1,170,000
Alexander H. Walker, Jr.  Officer & Director        Prior            (5)       3/18/97             18,000    $   1,203,660
Alexander H. Walker, Jr.  Officer & Director        Prior            (5)       6/10/97             87,200    $   1,689,064
Alexander H. Walker, Jr.  Officer & Director        Prior            (5)       10/14/98            16,000    $
Alexander H. Walker, III          N/A          Walker Jr's Son       (6)        7/5/96              2,000    $      65,000
Alexander H. Walker, III          N/A          Walker Jr's Son       (6)       3/18/97              2,000    $     133,740
J.T. Cardinalli                   N/A          Walker Jr's Son-in    (6)        7/5/96              2,000    $      65,000
                                                     law
J.T. Cardinalli                   N/A          Walker Jr's Son-in    (6)       3/18/97              2,000    $     133,740
                                                     law
                    Total                                                                         147,200    $   4,460,204
---------------------------------------------------------------------------------------------------------------------------

*- 100,000 shares were issued in the name of Anita Wassgren See Trust. Anita Wassgren See is Dr. Jackie See's wife.
** The dollar value of all share grants are calculated in accordance with item 402(b)(2)(iv)(A) of Regulation S-B, which requires the dollar value of any award of restricted stock to be calculated by multiplying the closing market price of the registrant's unrestricted stock on the date of grant by the number of shares awarded even if the amount could not than be realized. The Company has recorded the above stock transaction at varying prices, depending on the date issued.

(1) The shares were issued for compensation for services performed as an Officer or Director of the Company, or services performed as an independent consultant to the Company. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for specific title of their position with the Company and dates of service with the Company. Also see "EXECUTIVE COMPENSATION" for a more specific description of share transactions to Officers and Directors of the Company.

(2) The Company has secured a Financing Agreement (SEE "DESCRIPTION OF BUSINESS") with Dr. Jackie See and Thomas E. Waite, President and Chief Executive Officer (the "Investors"), whereby the investors (a) purchased an initial tranche of 1,580,278 shares of the Company's Common Stock for an aggregate purchase price of $5,000,000, and (b) may purchase up to an aggregate of 592,605 additional shares of the Company's Common Stock, upon certain terms and conditions, at an aggregate maximum additional purchase price of $5,000,000. The initial funding of $5,000,000 was effected on February 3, 1998 by the delivery to the company by each investor of a check for $7,901.39 and Promissory Notes due March 31, 1999 in the principal amount of $2,492,098.61, bearing interest at the rate of 1% above prime and secured by the shares purchased.
(3) In December 1996, the Company issued 56,875 shares of its Common Stock as part of a settlement agreement in the litigation between the Company and Thomas Waite & Associates described herein. SEE " LEGAL PROCEEDINGS".
(4) In November 1997, the Company hired Thomas E Waite as the President and Chairman of the Board and issued to him 400,000 shares of the Company's Common Stock to induce him to work for the Company and provide an incentive for his successful performance as President and Chief Executive Officer. The grant of 400,000 shares of the Company's Common Stock is irrevocable and the amount of the grant was determined, in view of the cessation of the active business of Thomas E. Waite & Assoc., at the time of Mr. Waite's employment to enable him to devote his entire business time to the affairs of the Company. The 400,000 shares issued to Thomas E. Waite have demand registration rights under the Securities Act of 1933, which rights have been exercised. For stock issuance's to Thomas E. Waite & Associates prior to Mr. Waite becoming an employee, see "LEGAL PROCEEDINGS". On March 4, 1999, Mr. Waite resigned all his positions with the Company.
(5) On April 12, 1996, the Company issued 18,000 shares of Common Stock to Alexander H. Walker, Jr. in connection with legal services rendered and to be rendered to the Company, pursuant to a consulting agreement signed in March 1996. During 1997, Mr. Walker issued to himself 105,200 shares of Common Stock. In December 1997, the Company terminated all agreements with Mr. Walker. SEE "LEGAL PROCEEDINGS, AND "EXECUTIVE COMPENSATION". In settlement of a legal dispute, Mr. Walker returned 120,200 shares of Common Stock to the Company treasury and the Company issued Mr. Walker 16,000 shares of Common Stock (unrestricted) of the Company on October 14, 1998.
(6) Shares were returned to the Company's treasury on 10/14/98, as part of a litigation settlement agreement, See "LEGAL PROCEEDINGS" and on October 14, 1998, restricted shares were issued as a part of the settlement agreement.

         On July 5, 1996 and again on March 18, 1997, the Company issued 2,000 shares of Common Stock to Alexander H. Walker III (Mr. Alexander H. Walker, Jr.'s son) and 2,000 shares of Common Stock to J.T. Cardinalli (Alexander H. Walker Jr.'s son-in-law) for legal services rendered and to be rendered to the Company.

         As of March 10, 1999, Bio-Sphere Technology Inc. ("BTI") owned 521,400 shares of Common Stock representing 8.7% of the Company's outstanding shares. Dr. Jackie R. See controls BTI and is a Director, a controlling person, and may be considered a promoter, of the Company.

         The Company has paid BTI for the LLPGE1 patent application and other intellectual properties, as well as licensing and distribution agreements and utilization of its scientific and technical personnel, with Company stock. The Company initially issued 71,400 shares (originally issued 2,856,000 shares prior to the 1 for 4 reverse stock split effective November 3, 1994 and the 1 for 10 reverse stock split effective February 2, 1998) to BTI in January 1994 for the intellectual rights to the product with the stipulation that the company pay for and effect a patent application. The Company was not able to fund the patent process. To fund the patent application and for management assistance and distribution agreements associates with LLPGE1, BTI received 613,850 shares of the Company's Common Stock in November 1995.

         On November 20, 1997, the Company agreed to exchange 200,000 shares of Common Stock (which have been issued) to BTI for the Intellectual Property Rights to Prostaglandin E1 Lyophilized Liposomes for the use of treatment of Psoriasis. BTI was to receive a 3% override on royalties of the Psoriasis product. During the second quarter of 1998, BTI and the Company agreed in principle that BTI would transfer the technology relating to the processes utilized to transfer drugs through the stomach into the intestinal tract for absorption into the body insofar as it relates to sexual dysfunction (which is the technology related to the Male Oral Product) for the return of the intellectual property related to the Psoriasis product that BTI previously had transferred to the Company and the granting to BTI of registration rights as to all shares of the Company's Common Stock held by BTI. However, the 3% override on royalties no longer exists for these products.

         During 1997, the Company entered into three additional significant transactions with BTI for the acquisition of intellectual rights, and for the provision of technological, management, fundraising and marketing assistance. In addition, in 1996, the Company incurred costs payable to BTI for consultation and rent of $133,157 and for research and development $50,378 of the LLPGE1 product. During 1997, the Company incurred an additional cost payable to BTI of $150,000 for the Intellectual Property Rights to Prostaglandin E1 Lyophilized Liposomes for the use of treatment of Psoriasis (during the second quarter of 1998, the Psoriasis transaction was returned to BTI in exchange for the Intellectual Rights for the Male Oral product. During the year, BTI chose to convert the accounts payable balance of $333,535 as a contribution to additional-paid-in-capital.

         During 1996, BTI advanced 20,000 of its shares as security for a subordinated loan agreement with Stein Securities. The shares were loaned and are expected to be returned to BTI in 1998. At the time of the advance, the fair market value of the shares transferred was $500,000. During 1997, the Company advanced to BTI this $500,000 in connection with this settlement and expects to collect this money when the 20,000 shares are returned to BTI in 1998. The $500,000 was part of the forgiven debt of $895,819 described above. This amount was included in the amount the Company forgave for BTI's total indebtedness of $895,819, which was treated as part of the basis of the intellectual properties.

         In April 1996, the Company entered into a royalty agreement with Dr. See to pay Dr. See 2% of net revenues from the sale any sexual dysfunction products the Company currently has or may produce utilizing the LLPGE1 under Patent Application No. 08/573408 pursuant to which patent No. 5,718,917 was issued on February 17, 1998. Dr. See will receive these royalty fees for the life of the patent.

         In 1997, BTI received $352,305 from the sale of the Company's Common Stock that was subject to recapture by the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. In January 1998, BTI received $40,514 from the sale of the Company's Common Stock that was subject recapture by the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. In January 1998, $40,514 was booked as a receivable from related parties to reflect the recapture. This amount was included in the amount the Company forgave for BTI's total indebtedness of $895,819, which was treated as part of the basis of the intellectual properties.

         The Company may continue the practice of issuing shares of Common Stock in lieu of cash payment in the future if it determines that such issuance is in the best interests of the Company and is consistent with the Company's other agreements.

         The foregoing arrangements and relationships may give rise to conflicts of interest with respect to future interpretation of the agreements between the Company and its affiliates or with respect to future transaction between the Company and its affiliates. There can be no assurance those future transactions between the Company and any affiliates will be advantageous to the Company.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed an 8K on April 12, 1999 regarding the resignation of Thomas E. Waite on March 4, 1999, former President, CEO and Chairman of the Board and the resignation of Director Martin Holloran on March 4, 1999 and other matters.

The following is a table of the exhibits filed by the Registrant with its Registration Statement on Form SB-2 filed July 20, 1998.

Number         Description
------         -----------
3.1 Articles of Incorporation of Registrant, including all amendments to April 30, 1996. *
3.2      Amendment to Articles of Incorporation of Registrant, amended June 18,
         1996***
3.3      Amendment to Articles of Incorporation of Registrant, amended July 9,
         1996 ***
3.4 Amendment to Articles of Incorporation of Registrant, amended July 13, 1998 ***
3.5 Certificate of Change in Number of Authorized Shares of Class and Series, filed February 2, 1998 ***
3.6      By-Laws of Registrant, as amended to date. *
4.1      Form of 6% Debenture (See Annex I to Item 10.2). **
5.1 Opinion of Hardesty, Bader & Ryan, Attorneys at Law, including consent.***
6.1      Consent of Ronald D. Simpkins, CPA ***
6.1.1    Consent of W. Dale McGhie, CPA ***
6.2      Consent of David R. Baker, Esq.***
6.3      Consent of H.D. Brous & Co., Inc.***
10.1 Consulting Agreement, dated April 19, 1996, between the Registrant and Dr. Jackie R. See.**
10.1a Memorandum of Agreement, dated May 15, 1997, amending Consulting Agreement between the Registrant and Dr. See of April 19, 1996.**
10.2 Securities Purchase Agreement dated March 21, 1997, between the Registrant and Springrange Investment Group, Ltd.**
10.3 Employment Agreement between Registrant and Thomas E. Waite dated January 5, 1998** 10.4 Financing Agreement, dated January 13, 1998 between the Registrant and Dr. Jackie R. See and Thomas E. Waite.****
10.5 Amendment to Financing Agreement dated February 3, 1998 between the Registrant and Dr. Jackie R. See and Thomas E. Waite.****
10.6 H.D. Brous Opinion as to Financing Agreement dated February 5, 1998 between Dr. Jackie R. See and Thomas E. Waite. *****
10.7     Financing Agreement dated February 23, 1998 between the Registrant and
         O. Lee Tawes.***
10.8 Financing Agreement dated June 19, 1998 between the Registrant and Ronald E. Patterson ***
10.9 Financing Agreements dated June 29, 1998 and July 1, 1998 between the Registrant and The RK Company. ***
10.10    Financing Agreement dated July 7, 1998 between the Registrant and
         The Mr. & Mrs. Valenzisi. ***
10.11 Agreement for the Acquisition of Intellectual Property Rights for all Sexual Dysfunction products, dated January 7, 1994, between the Registrant and Bio-Sphere Technology, Inc.**
10.12 Assignment of Patent Application No. 08/573408, filed 12/15/95, for an invention entitled PGE1 Containing Lyophilized Liposomes for the Treatment of Erectile Dysfunction.**
10.13 Consulting Agreement, dated June 10, 1998, between the Registrant and Medhat Gorgy. ***

================================================================================

   * Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on April 30, 1996.

  ** Incorporated by reference from the Registrant's Registration Statement on Form SB-2, filed on April 21, 1997, and Amendments Nos. 1, 2, 3 and 4 thereto, which became effective on August 14, 1997.

 ***  Filed with this Registration Statement.

****  Incorporated by reference to Form 8-K filed on January 26, 1998.

***** Incorporated by reference to Schedule 14A (Proxy Statement Information) filed on May 22, 1998, definitive on June 5,1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HARVARD SCIENTIFIC CORP.



                             By  /S/ Curtis A. Orgill
                               -----------------------------------------------
                               Curtis A. Orgill
                               Treasurer and Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Name                           Title                     Date
          ----                           -----                     ----



/S/ Jackie R. See, M.D.        Director                     April 14, 1999
-----------------------------
     Jackie R. See, M.D.



/S/Curtis A. Orgill            Director, Treasurer, and
-----------------------------  Chief Financial Officer      April 14, 1999
     Curtis A. Orgill



The Registrant does not currently hav a Principal Executive Officer or a Controller or Principal Accounting Officer.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             SUPPLEMENTAL DISCLOSURE

                                   SCHEDULE V

                          PROPERTY, PLANT AND EQUIPMENT
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                 COLUMN A                      COLUMN B          COLUMN C          COLUMN D                    COLUMN E
   ------------------------------------     --------------    --------------    --------------    --------------------------------

                                              BALANCE AT                                          OTHER CHANGES
                                              BEGINNING        ADDITIONS AT                       RECLASSIFICATIONS   BALANCE AT
              CLASSIFICATION                   OF YEAR             COST          RETIREMENTS      ADD (DEDUCT)        END OF YEAR
                                            --------------    --------------    --------------    --------------    --------------
December 31, 1998:

   Furniture and Equipment                         25,434             4,440           (17,469)                -            12,405
   Intellectual property                          160,995           892,819        (1,053,814)                 -                0
   Leasehold and Leasehold improvements            37,199                 -            (4,306)                -            32,893

                                            --------------    --------------    --------------    --------------    --------------
                Total                       $     223,628     $     897,259     $  (1,075,588)    $           -     $      45,299
                                            ==============    ==============    ==============    ==============    ==============



December 31, 1997:

   Furniture and Equipment                          9,416            16,018                 -                 -            25,434
   Intellectual property                            8,995           152,000                 -                 -           160,995
   Leasehold and Leasehold improvements                 -            37,199                 -                 -            37,199

                                            --------------    --------------    --------------    --------------    --------------
                Total                       $      18,411     $     205,217     $           -     $           -     $     223,628
                                            ==============    ==============    ==============    ==============    ==============

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             SUPPLEMENTAL DISCLOSURE

                                   SCHEDULE VI
 ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                 COLUMN A                      COLUMN B          COLUMN C          COLUMN D                    COLUMN E
   ------------------------------------     --------------    --------------    --------------    --------------------------------

                                              BALANCE AT                                          OTHER CHANGES
                                              BEGINNING        ADDITIONS AT                       RECLASSIFICATIONS   BALANCE AT
              CLASSIFICATION                   OF YEAR             COST          RETIREMENTS      ADD (DEDUCT)        END OF YEAR
                                            --------------    --------------    --------------    --------------    --------------
December 31, 1998:

   Furniture and Equipment                          7,779             4,332            (5,889)                -             6,223
   Intellectual property                            4,147            49,049           (53,196)                 -                0
   Leasehold and Leasehold improvements             4,150            29,394            (4,306)                -            29,238

                                            --------------    --------------    --------------    --------------    --------------
                Total                       $      16,077     $      82,775     $     (63,391)    $           -     $      35,461
                                            ==============    ==============    ==============    ==============    ==============



December 31, 1997:

   Furniture and Equipment                          3,491             4,288                 -                 -             7,779
   Intellectual property                            1,047             3,100                 -                 -             4,147
   Leasehold and Leasehold improvements                 -             4,150                 -                 -             4,150

                                            --------------    --------------    --------------    --------------    --------------
                Total                       $       4,538     $      11,539     $           -     $           -     $      16,077
                                            ==============    ==============    ==============    ==============    ==============