Form 10QSB
period 1999-03-31
HARVARD SCIENTIFIC CORP
filed 1999-05-24
CIK 1006598

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of the
               --------------------------------------------------
                             SECURITIES ACT OF 1934

                  For The Quarterly period ended March 31, 1999
                         Commission File Number 0-28392

                            HARVARD SCIENTIFIC CORP.
                              d.b.a. VIBRAGEN, INC.
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

                1325 Airmotive Way, Suite 125, Reno Nevada 89502
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (775) 323-7122

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

  X   Yes         No
----        ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                    6,403,737
                                    ---------
                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                                 on May 21, 1999
                                 ---------------

Traditional Small Business Disclosure Format (Check One):

  X   Yes          No
-----       -----

                            HARVARD SCIENTIFIC CORP.
                             d.b.a. as Vibragen Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS


                                                                            March 31,          December 31,
                                                                             1999                 1998
                                                                           (Unaudited)          (Audited)
                                                                           ------------        ------------
CURRENT ASSETS:
      Cash and cash equivalents                                            $     4,615         $    13,430
      Prepaid  expenses                                                              -              37,173
      Note & Interest Receivable - Directors (Note 7, 9 & 13)                4,943,742           4,850,058
      Reserve for receivables (Note 7, 9 & 13)                              (4,943,742)         (4,850,058)
      Accounts Receivable - Employees (Note 7)                                       -              12,997
      Accounts Receivable - Other                                                    -                 300
      Product Inventory (Note 5)                                                18,000              18,000
                                                                           ------------        ------------

         TOTAL CURRENT ASSETS                                                   22,615              81,900
                                                                           ------------        ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
      at cost, less accumulated depreciation of $31,981 at March 31,
      1999, $39,767 at December 31, 1998 (Notes 2 & 3)                             913               9,838

INTANGIBLE ASSETS:
      Organizational cost, net of accumulated amortization of $175,550
      at March 31, 1999 at December 31, 1998, respectively                           -                   -

OTHER ASSETS:
      Deposits                                                                     300               1,510
                                                                           ------------        ------------

         TOTAL ASSETS                                                      $    23,828         $    93,248
                                                                           ============        ============

    The accompanying Notes are an integral part of these financial statements


                            HARVARD SCIENTIFIC CORP.
                             d.b.a. as Vibragen Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            March 31,          December 31,
                                                                              1999                1998
                                                                           (Unaudited)          (Audited)
                                                                           ------------        ------------
CURRENT LIABILITIES:
     Accounts payable                                                      $   355,035         $   350,859
     Accrued expenses (Note 6)                                                  57,607              63,662
     Obligation under capital lease - current (Note 3)                           3,256               8,263
                                                                           ------------        ------------
         Total Current Liabilities                                             415,898             422,784
                                                                           ------------        ------------


STOCKHOLDERS' EQUITY:
     Common Stock, $.01 par value; 100,000,000 shares
         authorized; 6,003,712 and 5,988,746 shares issued
         and outstanding at March 31, 1999 and December 31,
         1998 (Note 2)                                                          60,037              59,887
     Preferred Stock, 10,000,000 shares authorized, none
         issued and outstanding at March 31, 1999 (Note 2)                         -                   -
     Additional paid-in capital                                             12,821,340          12,804,614
     Deficit accumulated during the development stage                      (13,273,447)        (13,194,037)
                                                                           ------------        ------------
         TOTAL STOCKHOLDERS' EQUITY                                           (392,070)           (329,536)
                                                                           ------------        ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    23,828         $    93,248
                                                                           ============        =============


    The accompanying Notes are an integral part of these financial statements


                            HARVARD SCIENTIFIC CORP.
                              d.b.a. Vibragen Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                                  Three Months Ended                1/13/87
                                                           ---------------------------------      (Inception)
                                                              March 31,         March 31,             to
                                                                1999              1998              3/31/99
                                                             (Unaudited)       (Unaudited)        (Unaudited)
                                                           --------------     --------------     --------------
Net Sales                                                  $         -        $        -         $     187,387
Cost of  Sales                                                       -                 -               221,557
                                                           --------------     --------------     --------------
       Gross Profit                                                  -                 -               (34,170)
                                                           --------------     --------------     --------------
Operating Expenses:
     General and administrative expenses                          66,559            588,297         6,607,014
     Research and development                                      4,286            294,608         2,843,483
     Depreciation and amortization                                 2,742             15,880           913,669
                                                           --------------     --------------     --------------
       Total Operating Expenses                                   73,587            898,785         10,364,167
                                                           --------------     --------------     --------------
       Loss from Operations                                      (73,587)          (898,785)       (10,398,337)
                                                           --------------     --------------     --------------

Other Income (Expense):
     Settlements (Note 9)                                                               -            (785,983)
     Foregiveness of Debt                                                               -              968,901
     Interest Income (Note 9 & 13)                                    51              3,085              7,491
     Dividend Income                                                   9              4,628             62,972
     Interest Expense                                                              (195,278)        (2,085,909)
     Loss on disposition of Assets  (Note 4)                      (5,882)           (11,580)        (1,042,580)
                                                           --------------     --------------     --------------
       Total Other Income and Expense                             (5,822)          (199,145)        (2,875,109)
                                                           --------------     --------------     --------------
Net Loss                                                   $     (79,409)     $  (1,097,930)     $ (13,273,446)
                                                           ==============     ==============     ==============
Loss per Common Share                                      $       (0.01)     $       (0.24)     $       (2.18)
                                                           ==============     ==============     ==============

Weighted Average Shares Outstanding (Note 2)                   6,001,904          4,529,318          6,075,719
                                                           ==============     ==============     ==============

    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                              d.b.a. Vibragen Inc.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO MARCH 31, 1999 (UNAUDITED)


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

                            HARVARD SCIENTIFIC CORP.
                              d.b.a. Vibragen Inc.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO MARCH 31, 1999 (UNAUDITED)


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

                            HARVARD SCIENTIFIC CORP.
                              d.b.a. Vibragen Inc.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO MARCH 31, 1999 (UNAUDITED)


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

                            HARVARD SCIENTIFIC CORP.
                              d.b.a. Vibragen Inc.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO MARCH 31, 1999 (UNAUDITED)


                                                        RESTATED                                     DEFICIT
                                                      COMMON STOCK                ADDITIONAL          FROM
                                            --------------------------------       PAID-IN          INCEPTION
                                                SHARES            AMOUNT           CAPITAL           TO DATE             TOTAL
                                            --------------    --------------    --------------    --------------    --------------
Issuance of shares for services                    15,000               150            16,725                              16,875

Net (loss) for the Quarter ending
    March 31, 1999                                      -                 -                 -           (79,409)          (79,409)
                                            --------------    --------------    --------------    --------------    --------------

BALANCE AT MARCH 31, 1999                       6,003,712     $      60,037     $  12,921,340     $ (13,273,447)    $    (392,070)
                                            ==============    ==============    ==============    ==============    ==============


   The accompanying Notes are an integral part of these financial statements.


                            HARVARD SCIENTIFIC CORP.
                              d.b.a. Vibragen Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS




                                                                                          1/13/87
                                                                                        (Inception)
                                                        -----------------------------        to
                                                        March 31, 1999  March 31, 1998     3/31/99
                                                         (Unaudited)     (Unaudited)     (Unaudited)
                                                        -------------   -------------   -------------
Reconciliation of Net Loss to Net Cash
    Used in Operating Activities:

Net Loss                                                $    (79,409)   $ (1,097,930)   $(13,273,446)
                                                        -------------   -------------   -------------

Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
    Book value of assets sold                                      -                           6,483
    Loss on disposition of securities or assets 5,882          5,882          14,879       1,018,081
    Forgiveness of debt                                            -               -        (968,901)
    Depreciation and amortization                              2,742           8,799         288,040
    Amortization of Debt Issuance cost                             -         156,250         625,000
    Issuance of stock for director's fees
      and employment services                                 16,875             100       1,306,749
    Issuance of stock for consulting & legal fees                  -               -         283,181
    Issuance of stock for Property Rights                          -               -           2,000
    Issuance of stock in legal settlement                          -               -         856,208
    Discount on Convertible Debentures                             -               -       1,750,000
    Interest Expense converted to stock                            -          11,917          98,795

    (Increase) decrease in assets:
     Prepaid expenses                                         37,173               -          37,173
     Deposits/Retainers                                        1,210          15,568         (37,474)
     Other Assets                                             13,297               -               0
    Increase (decrease) in liabilities:
     Accounts payable                                           (830)        103,837         350,658
     Accrued expenses                                         (6,055)         39,711          48,991
     Due to/from related parties                                   -               -         310,300
                                                        -------------   -------------   -------------
             Total Adjustments                                70,294         351,061       5,975,284
                                                        -------------   -------------   -------------
Net Cash Used in Operating Activities                   $     (9,115)   $   (746,869)   $ (7,298,162)
                                                        =============   =============   =============

Cash Flows from Investing Activities:
    Cash from sale (purchase) of equipment                       300               -         (77,814)
    Cash from sale (purchase) of Intellectual Rights-              -               -        (150,000)
    Capitalized organization costs                                 -               -        (150,924)
                                                        -------------   -------------   -------------
     Net Cash Used in Investing Activities                       300               -        (378,738)
                                                        -------------   -------------   -------------
Cash Flows from Financing Activities:
    Proceeds from issuance of capital stock,
     net of offering costs                                         -         615,803       4,545,945
    Proceeds from debt converted to capital stock                  -               -         250,000
    Proceeds from debt                                             -               -         438,739
    Proceeds from debentures, net of costs                         -               -       4,375,000
    Principal payments on debt                                     -               -      (1,928,169)
                                                        -------------   -------------   -------------
     Net Cash Provided by Financing
         Activities                                                -         615,803       7,681,515
                                                        -------------   -------------   -------------
Net Increase (Decrease) in Cash                               (8,815)       (131,066)          4,615

Cash at beginning of period                                   13,430         873,199               -
                                                        -------------   -------------   -------------
Cash at end of period                                   $      4,615    $    742,133    $      4,615
                                                        =============   =============   =============



   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                             (d.b.a. VIBRAGEN INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
      BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1999 AND AUDITED
                    FINANCIAL STATEMENTS AT DECEMBER 31, 1998

NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION

NATURE OF BUSINESS:
Harvard Scientific Corp., d.b.a. as Vibragen, Inc. (see Note 12 "Subsequent Events") (the "Company") is a biopharmaceutical drug development company specializing in sexual dysfunction for both male and female. The Company's corporate objective is to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and to determine the potential market for such products. The Company intends to conduct all clinical testing necessary for regulatory approval of such products from the U.S. Food and Drug Administration ("FDA") or similar regulatory agencies in foreign countries in order to initiate marketing and establish distribution channels for its products.

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

ORGANIZATION:

The Company was incorporated under the laws of the State of Nevada on January 13, 1987. Effective February 2, 1998, the Company approved a 1 for 10 reverse stock split. Shares outstanding went from 34,477,437 on February 1, 1998 to 3,447,769 just after the split. All figures in this Report give effect to previous stock splits and the reverse stock splits, and previously stated number of shares are appropriately restated. At March 31, 1999, the Company has 100,000,000 shares of Common Stock authorized with 6,273,937 shares issued, 6,003,737outstanding (270,200 shares returned to the Company's treasury), and as of December 31, 1998, 5,988,737 shares were outstanding. In addition, on July 9, 1998, the shareholders of the Company authorized 10,000,000 shares of "blank check" Preferred Stock; none are outstanding on March 31, 1999.

                            HARVARD SCIENTIFIC CORP.
                             (d.b.a. VIBRAGEN INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
      BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1999 AND AUDITED
                    FINANCIAL STATEMENTS AT DECEMBER 31, 1998

In December 1998, one of the Directors died. On March 3, 1999, Gordon W. Cole was elected to the Board of Directors. The Company's Board of Directors currently consists of three members.

On January 18, 1999, Barbara L. Berry resigned her positions as Secretary and Chief Accounting Officer of the Company. On March 4, 1999, Thomas E. Waite resigned his positions as President, CEO and Chairman of the Board of Directors of the Company. On March 4, 1999, Martin J. Holloran resigned his position as Director of the Company. See Note 12, "Subsequent Events".

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

EARNINGS PER SHARE:
The earnings per share calculations were based on the weighted average number of shares outstanding during the period: 6,001,904 for the period ending March 31, 1999 and 5,363,250 for the Period ending December 31, 1998.

Fully dilutive earnings per share are not reflected because they are anti-dilutive.

INCOME TAX:
Because of losses sustained since inception, no provision has been made for income tax.

                            HARVARD SCIENTIFIC CORP.
                             (d.b.a. VIBRAGEN INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
      BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1999 AND AUDITED
                    FINANCIAL STATEMENTS AT DECEMBER 31, 1998

NOTE 3 - EQUIPMENT & LEASEHOLD IMPROVEMENTS

Equipment and building improvements consists of the following:

                                          March 31, 1999       December 31, 1998
                                           (Unaudited)            (Audited)
                                          --------------       -----------------
   Equipment & Leasehold Improvements     $      32,893        $         45,299
   Less: accumulated depreciation               (31,981)                 35,461
                                          --------------       -----------------
   Total Net Equipment & Leasehold
   Improvements                           $         912        $          9,838
                                          --------------       -----------------

In April 1997, the Company entered into an agreement for the lease of equipment used in the process of sizing Liposomes which the Company uses in the delivery of the Prostaglandin E-1. The total lease amount of $32,893 is to be paid over 24 months. The Company records the lease as a capital lease amortizing payments over the life of the lease. See Note 12, "Subsequent Events".

During the fourth quarter of 1998 and the first quarter of 1999, the Company closed three offices (Florida, Arizona and California) with all operations maintained out of a Reno, Nevada office. The office equipment in these offices was donated to charitable organizations. In December 1998, the Company wrote off a total of $6,182 from fixed assets representing the net book value of the office equipment donated to charitable organizations. See Note 9 "Contracts & Agreements".

The Company has reduced its need for certain equipment and leasehold improvements because the Company currently does not own manufacturing equipment for its product, except a particle sizer for lipsomes (see Note 12, Subsequent Events"). The products have been and will continue to be manufactured by third-party manufacturers according to the Company's specifications.

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

                            HARVARD SCIENTIFIC CORP.
                             (d.b.a. VIBRAGEN INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
      BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1999 AND AUDITED
                    FINANCIAL STATEMENTS AT DECEMBER 31, 1998

During 1996, the Company expensed the unamortized cost of acquiring technology relating to the development of an HIV home test kit. The Company, which originally acquired the rights in exchange for 33,500 shares of Common Stock, ceased product development in connection with a settlement accrued in 1995.

During 1997, the Company entered into three additional significant transactions with BTI for the acquisition of intellectual rights, and for the provision of technological, management, fundraising and marketing assistance. In addition, in 1996, the Company incurred costs payable to BTI for consultation and rent of $133,157 and $50,378 for research and development of the LLPGE1 product. During 1997, BTI chose to convert the accounts payable balance of $333,535 as a contribution to additional-paid-in-capital.

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

NOTE 5 - INVENTORY

In September 1998, the Company received 30 grams of Prostaglandin PGE-1 with a value of $600 a gram or $18,000, from Pharmacia-Upjohn for future use in manufacturing clinical lots. The Company received this product, free of charge, in good faith with the possibility of future business cooperation. The inventory is located at Pyramid Laboratories in Costa Mesa, California.

NOTE 6 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

At December 31, 1998, the accounts payable balance was $350,859. During the 1st quarter 1999, it was determined that $116,070 of this amount was deemed forgiven by the vendor and thereby no longer an obligation of the Company. During the 1st quarter of 1999, $116,070 was written off to the profit & loss statement.

                            HARVARD SCIENTIFIC CORP.
                             (d.b.a. VIBRAGEN INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
      BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1999 AND AUDITED
                    FINANCIAL STATEMENTS AT DECEMBER 31, 1998

Accrued expenses consist of the following:

                                          March 31, 1999       December 31, 1998
                                           (Unaudited)             (Audited)
                                          --------------       -----------------

   Accrued payroll & payroll taxes        $      57,607        $         63,662

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

                            HARVARD SCIENTIFIC CORP.
                             (d.b.a. VIBRAGEN INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
      BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1999 AND AUDITED
                    FINANCIAL STATEMENTS AT DECEMBER 31, 1998

6. BTI owned approximately 8% and 10% of the Company's shares on March 31, 1999 and December 31, 1998, respectively. Dr. Jackie See a Director of the Company and a controlling person of BTI. Dr. Jackie See owned approximately 28% and 35% of the Common Stock of the Company on March 31, 1999 and December 31, 1998, respectively, including the shares owned by BTI and shares that Dr. See has the right to purchase (296,302 shares)(see Note 9).

7. In November 1997, the Company issued 400,000 shares of Common Stock to Thomas E. Waite, the President and Chairman of the Board, as a signing bonus. The transaction was recorded at par value. On March 4, 1999 Mr. Waite resigned all his positions with the Company. See Note 10 "Contingencies".

8. The Company has entered into a financing agreement dated January 13, 1998, as amended on February 3, 1998, between Dr. Jackie R. See, Thomas E. Waite and the Company for the funding of the Company up to $10,000,000. Dr. Jackie R. See is a Director of the Company. Thomas E. Waite was Chairman of the Board, President and Chief Executive Officer of the Company. On February 3, 1998, the Company issued 790,139 shares to each Dr. Jackie See, M.D. and Thomas E. Waite in connection with this private placement. All shares owned by Dr. Jackie See and Thomas E. Waite, have registration rights. These registration rights have been exercised and upon the registration statement becoming effective (July 28, 1998), the shares can be sold in accordance with the Securities Act of 1933, subject to state securities laws. On March 31, 1999, the Promissory Note balances of 4,684,197 plus accrued interest of $259,545 were due and payable. Neither Dr. See nor Thomas E. Waite paid their respective Promissory Note balances plus interest on March 31, 1999 and these notes and interest balances are now in default. See Note 9 "Contracts & Agreements", Note 10 "Contingencies" and Note 11 "Subsequent Events".

9. The Company often pays for services, fees, and salaries by issuing shares of Common Stock. Most of this stock issued for services must be held for investment to satisfy the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Rule 144 under the statute requires that such stock be held for a year, before it can be sold in accordance with rule 144.

     During the first quarter 1999, the Company issued 15,000 shares of Common Stock to an employee of Company, in accordance with her employment agreement, and considered additional compensation fully earned in 1998. The stock is restricted as defined in Rule 144 under the Securities Act of 1933. The employee is no longer with the company. The transaction was valued at the low bid price on the day of the transfer, or $16,875.

NOTE 8 - INCOME TAXES

     The Company has federal net operating loss carryforwards for financial statement purposes of approximately $14,000,000 at March 31, 1999, which will be used to offset future earnings of the Company. The loss carryforwards will expire during the years ending 2002 through 2013 if not used.

                            HARVARD SCIENTIFIC CORP.
                             (d.b.a. VIBRAGEN INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
      BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1999 AND AUDITED
                    FINANCIAL STATEMENTS AT DECEMBER 31, 1998

NOTE 9 - CONTRACTS & AGREEMENTS

Certain contracts and agreements with the Company have been placed on hold until financing arrangements have been made. These contracts include certain employment contracts and other agreements between the Company and parties expected to perform services for the Company.

1. A financing agreement dated January 13, 1998, as amended on February 3, 1998 was entered into between Dr. Jackie R. See, Thomas E. Waite and the Company for the funding of the Company up to $10,000,000. The agreement as so amended, calls for initial funding of $5,000,000 in exchange for 1,580,278 shares of Common Stock, with registration rights, calculated at $3.164 per share (the average closing bid price per share of the Common Stock for the 10 days ending January 12, 1998, and adjusted for the 1 for 10 reverse split effective February 2, 1998). This initial funding was effected on February 3, 1998 by the delivery of a check for $7,901.39 and Promissory Notes to March 31, 1999 in the principal amount of $2,492,098.61, bearing interest at the rate of 1% above prime and secured by the shares purchased from each of Dr. See and Mr. Waite. Dr. Jackie R. See is a Director of the Company, and Mr. Thomas E. Waite was the President, Chief Executive Officer and Chairman of the Board of the Company. On March 4, 1999, Mr. Waite resigned all his positions with the Company (see Note 10 "Contingencies"). On February 3, 1998, the Company issued 790,139 shares to each Dr. Jackie See, M.D. and Thomas E. Waite in connection with this private placement with registration rights effective July 28, 1998. A fairness opinion has been obtained in connection with this Financing Agreement from HD Brous & Co., Inc., a New York Stock Exchange member firm located in Phoenix, Arizona.

     The promissory began to accrue interest at 8% on the date the registration statement (for these shares) became effective (July 28, 1998). During the 4th quarter of 1998, Mr. Waite made payments towards his note balance of $300,000. Since, neither party has made additional payments towards their notes.

     On March 31, 1999, the Promissory Notes due from Dr. Jackie R. See and Thomas E. Waite for a total of 4,764,308.76 were due and payable. Neither Dr. See nor Thomas E. Waite paid their respective Promissory Note balances plus accrued interest on March 31, 1999 and these notes and interest balances are now in default. Due to the uncertainty of collection on these notes plus accrued interest, the Company has reserved 100% of the promissory note balances and accrued interest receivable due from Mr. Waite and Dr. See as a contra asset account to the receivable. The interest balance at March 31, 1999 (accrued from January 1999 to March 31, 1999) was $93,684 and the balance at December 31, 1998 of $165,861 was written off against interest income in the profit & loss statement in the respective periods. At March 31, 1999, neither Mr. Waite nor Dr. See has been relieved from their obligation to pay in full the note and interest balances due the Company. See Note 7 ("Related Party Transactions), Note 910 ("Contingencies") and Note 12 ("Subsequent Events").

2. On August 1, 1997, the Company entered into a consulting agreement with Dr. Irwin Goldstein, M.D. ("Goldstein"), whereas the Company has agreed to pay Goldstein $10,000 upon signing the agreement and $4,000 per month until March 1, 1999. Effective July 1, 1998, the Company agreed to pay Goldstein $7,000 per month until March 1, 1999. Goldstein is a Professor of Urology and is assisting the Company through the required FDA stages in bringing the LLPGE-1 product to the marketplace. At March 31, 1999, the Company had paid Goldstein $75,000 from the beginning, with a balance of $31,500 still owing.

                            HARVARD SCIENTIFIC CORP.
                             (d.b.a. VIBRAGEN INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
      BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1999 AND AUDITED
                    FINANCIAL STATEMENTS AT DECEMBER 31, 1998

3. The Company entered into a consulting agreement with Francis C. Pizzulli effective June 1, 1998, whereby Mr. Pizzulli is to perform legal advice, service and legal consulting and to retain legal counsel to serve as counsel of record in litigation and arbitration matters to the Company, in exchange for a fee of $10,000 per month plus 45,000 shares of the Company's Common Stock as a signing bonus. The shares issued have registration rights and have been included in the Registration Statement filed with the U.S. Securities and Exchange Commission on July 20, 1998, which became effective on July 28, 1998. At March 31, 1999, the Company owed Mr. Pizzulli $37,708.

4. On February 24, 1999, the Company changed transfer agents from Olde Monmouth Stock Transfer Company back to Nevada Agency & Trust Company in Reno, Nevada.

5. On July 20, 1998, the Company's filed a registration statement under the Securities Act of 1933, registering 4,166,133 shares of its Common Stock, and was declared effective on July 28th, 1998. The closing bid price of the stock on that day was $6.62.

6. During the first quarter 1999, the Chief Financial Officer of the Company has maintained the Company's operations out of his Reno, Nevada office. Prior to that time, the Company had the following office lease commitments:

     a In June 1998, the Company moved its research & development offices from Irvine, California to Costa Mesa, California where they currently occupy 930 square feet. Rent is $900 monthly beginning June 15, 1998 expiring June 14, 1999. During January 1999, the Company negotiated out of this lease closing this office. All research and development will be performed out of a designated laboratory still to be determined.

     b On July 20, 1998 the Company moved the administrative headquarters from Reno, Nevada to Scottsdale, Arizona where the accounting operations are maintained. They occupied 144 square feet and paid rent of $610 monthly expiring August 31, 1999. During January 1999, the Company negotiated out of this lease, moving all administrative functions to the Reno, Nevada office.

     c In December 1998, the Company closed its headquarters in Lake Mary, Florida.

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

                            HARVARD SCIENTIFIC CORP.
                             (d.b.a. VIBRAGEN INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
      BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1999 AND AUDITED
                    FINANCIAL STATEMENTS AT DECEMBER 31, 1998

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

    (b) INVESTORS CAPITAL ENTERPRISES, INC. V. HARVARD SCIENTIFIC CORP., AND DOES 1--50, Case No: BC209049, filed April 20, 1999 in Superior
          Court, Los Angeles County, State of California. Investor's Capital Enterprises, Inc. alleges that it was due a fee of 87,500 shares (post-split) of the Company's Common Stock in exchange for arranging certain financing. The complaint alleges that it did arrange certain financing through DJ Ltd. Investors Capital Enterprises claims that such an investment qualifies for its commission agreement and that it advised the Company in writing on July 1, 1996. The complaint alleges that the market value of 87,500 shares on May 15, 1996 was $2,100,000. The Company believes that there is no extant obligation and that the complaint is without merit, and intends to vigorously defend against it. The Company notes that litigation regarding the DJ Ltd. investment was previously resolved, and that it has no record of receiving any notice from Investors Capital Enterprises, Inc. since then. The Company further notes that Investors Capital Enterprises, Inc. is represented by the same law firm representing Eric Savage, who is currently in litigation with the Company and who has threatened to instigate additional litigation against the Company until his settlement demands are met, which the Company views his current demands as unreasonable (see above). The Company is considering its rights and remedies against the appropriate parties who may be attempting to tortuously interfere with the Company's business.

    (c) On March 8, 1999, an action entitled THOMAS WAITE, PLAINTIFF, VS. HARVARD SCIENTIFIC CORP., A NEVADA CORPORATION, AND DR. JACKIE R. SEE, DEFENDANTS, was filed by Mr. Waite, former President, CEO and Chairman of the Board. The case was filed in the Circuit Court of the 18th Judicial District in and for Seminole County, Florida, Case No. 99-508-CA-15-K. The action alleges that Mr. Waite was fraudulently induced to enter into the February 1998 financing agreement approved by the stockholders in May of 1998. In addition, Mr. Waite seeks rescission of such loan agreement in the amount of $2,492,098.61 and repayment of $300,000 loaned under the agreement and consequent cancellation of the transaction that resulted in 790,139 shares issued to Waite in February 1998. On April 6, 1999, the Company and Dr. See filed a notice of removal of the action to the United States District Court, Middle District of Florida, Orlando Division, as Case No. 99-409-CIV-ORL-22B. The Company denies all allegations and plans to vigorously defend itself against these untrue claims of fraud.

                            HARVARD SCIENTIFIC CORP.
                             (d.b.a. VIBRAGEN INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
      BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1999 AND AUDITED
                    FINANCIAL STATEMENTS AT DECEMBER 31, 1998

          Currently pending are Waite's motion to amend and the Company's motion to dismiss or to transfer venue to the federal court in Reno, Nevada where the Company's action against Waite is pending (see below). See Notes 7 & 9.

    (d) HARVARD SCIENTIFIC CORP. V. THOMAS E. WAITE, Case No. CV-N-99-00245-ECR, was filed on April 30, 1999 in the United States District Court for the District of Nevada, Reno. The complaint alleges breach of contract and breach of fiduciary duty and unjust enrichment claims in connection with former CEO, President and Director, Thomas
          E. Waite's non-payment of a promissory note due to the Company on March 31, 1999 in the amount of $2,492,098.61 (see Note 7 & 9). The complaint also alleges a claim under section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with profits alleged to be over $700,000 on sales of Company stock in 1997. The Company is awaiting a response from Waite to the complaint, and to the motion to transfer the action Waite has filed in the state of Florida to be consolidated with this case filed in the federal court in Reno, Nevada (see above).

    (e) On November 3, 1995, BTI entered into an agreement with a European marketer, Pharma Maehle ("Pharma"), whereby Pharma was to establish the European market for the Company's erectile dysfunction product (only the Intraureathral Product) to develop, manufacture, sell, practice and exploit the use of the Company's proprietary license technology. In February 1996, an amendment to the agreement was signed to reflect the transfer of said agreement from BTI to the Company. On March 20, 1996, Section 19.0 (Entire Agreement) was amended to better express the intent of the parties. On December 20, 1996, the Company notified Pharma in writing that it was terminating the agreement for breach of contract and the implied covenant of good faith and fair dealing inherent in all contracts by failing to exercise reasonable diligence to exploit the technology and patent rights. On January 13, 1997, the Company signed a Letter of Understanding with Pharma, whereby the parties would consider working out a formal agreement settling their disputes after seeking advice from legal council. The agreement was to be accomplished within 10 working days from January 13, 1997, and when that did not occur, the Company again notified Pharma of it's intent to terminate any and all agreements with Pharma referencing previous termination notices. Pharma contends the various notices of termination were withdrawn or ineffective and the agreement is enforceable. However, the Company believes it has rightfully terminated the agreement with Pharma, which has been and continues to be in breach of the agreement in any event. The validity of the agreement is in dispute.

          On February 19, 1998, the Company renewed its previous notices of termination and renoticed the termination of the licensing agreement with Pharma. The Company demanded binding arbitration under Nevada law of the existing disputes between the parties pursuant to the terms of the licensing agreement. Pharma has retained Nevada counsel. Arbitration is being pursued, and discovery has commenced.

          The Company has obtained an order compelling production of various documents by Pharma without objection after Pharma failed to timely respond. The Company subsequently filed a motion to preclude Pharma from producing certain categories of evidence at the arbitration on the grounds that its response to the Arbitrator's order was insufficient. In the meantime, Pharma's Nevada counsel has failed to execute an arbitration agreement for the Arbitrator, despite multiple requests therefor. The Company is considering seeking confirmation of Pharma DE FACTO abandonment of its intent to have arbitration of a proposed counterclaim for damages.

                            HARVARD SCIENTIFIC CORP.
                             (d.b.a. VIBRAGEN INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
      BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1999 AND AUDITED
                    FINANCIAL STATEMENTS AT DECEMBER 31, 1998

The financial statements reflect the manner in which the Company has resolved certain litigation:

    (a) HARVARD SCIENTIFIC CORPORATION VS. DAVID E JORDAN, Case No. 98-2031-CA-16-P filed in the circuit court of the 18th Judicial Circuit, in Seminole County, Florida, on or about October 1, 1998. David E. Jordan ("Jordan") was a consultant to the Company. On May 15, 1997, the Board of Directors considered a resolution engaging Jordan for his services. At that time the Company discussed a compensation of $15,000 per month plus 100,000 shares (restated to reflect the 1 for 10 reverse split effective February 2, 1998) of the Company's Common Stock. A Consulting Agreement was never consummated. Despite the fact that no agreement was consummated, stock certificates evidencing 100,000 shares of the Company's Common Stock were issued and delivered to Jordan on June 6, 1997. On or about June 17, 1997, the Company cancelled the 100,000 shares issued and delivered to Jordan. In April 1997, prior to the issuance date of the 100,000 shares, Jordan marketed and sold portions of these shares. Jordan also presented himself as an agent of the Company in the sale of these shares when, indeed, he had never received the authority to do so. The Company claims an action for damages, injunctive relief and declaratory judgement in excess of $15,000. On January 7, 1999, the lawsuit filed by the Company was voluntarily dismissed by the Company without prejudice, as a result of a venue dispute.

NOTE 11 - UNCERTAINTY - GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional equity capital from other sources. Collectability is uncertain on the Promissory Notes due from the former Officer/Director Mr. Waite and Director Dr. See (see Notes 7, 9 & 10). If additional capital is not secured within a reasonable time frame, there is considerable doubt about the Company's ability to continue as a going concern.

NOTE 12 - SUBSEQUENT EVENTS

    (a) On April 7, 1999, the Company secured a Financial Public Relations Agreement with I.W. Miller Group, Inc. The agreement provides for marketing and advertising of the Company to professionals, business analysis of the Company, public relations and long-term financial planning. In exchange for this, 1,000,000 shares of common stock, of which 50% of the stock received is issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 ("Restricted"), have been issued to I.W. Miller Group, Inc.

                            HARVARD SCIENTIFIC CORP.
                             (d.b.a. VIBRAGEN INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
      BASED ON UNAUDITED FINANCIAL STATEMENTS AT MARCH 31, 1999 AND AUDITED
                    FINANCIAL STATEMENTS AT DECEMBER 31, 1998

    (b) On May 14, 1999, the Company agreed to resolve the Promissory Note payable of $2,492,099 by Dr. See to the Company, plus accrued interest of $135,592 through March 31, 1999, or $147,221 through may 14, 1999, the date of this agreement, as follows:

          (i) Dr. See will use his 790,139 shares issued in connection with the Promissory Note transaction to the benefit of the Company whether by contributing the proceeds from the sale of such shares or by paying certain of the Company's obligations with such shares.

          (ii) Dr. See agrees to use an additional 300,000 shares - i.e., the entire balance of the shares owned by him - to the benefit of the Company. Thus, all of Dr. See's 1,090,139 shares have been obligated in this manner. To date, Dr. See has transferred 330,000 shares to pay a Company obligation as well as the proceeds from the sale of another 100,000 shares.

          (iii) Bio-Sphere Technology, Inc., in behalf of Dr. See, agrees to grant the Company an exclusive license of its proprietary invention and trade secrets regarding the use of liposomes bearing prostaglandins for the treatment of psoriasis.

          (iv) Dr. See waives arrearages in fees under his consulting agreement.

    (c) On April 26, 1999, the Company announced it will be changing its name to Vibragen, Inc. The Company intends to hold a shareholder meeting to vote on the official name change. The Company previously announced it will be holding a shareholders meeting on May 31, 1999. This date has been changed and the new date of the meeting is still to be announced. The Company has filed a "d.b.a." (doing business as) in Nevada and is currently trading under the new ticker symbol of "VGEN".

    (d) On April 29, 1999, Irwin Miller accepted the position of Chief Executive Officer of the Company. The terms of Mr. Miller's employment are still to be negotiated.

    (e) In April 1999, the Company completed the required lease payments on the lease of equipment used in the process of sizing Liposomes used by the Company in the delivery of the Prostaglandin E-1, and now owns the equipment free and clear. The total lease amount of $32,893 was paid over 24 months. The Company recorded the lease as a capital lease amortizing payments over the life of the lease. The lease has been paid in full with a $1 buyout charge to acquire the equipment. The Company now owns the equipment free and clear of any debts or liens.

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

OVERVIEW:
---------

     Harvard Scientific Corp. (d.b.a. Vibragen, Inc.) is a biopharmaceutical drug development company. The Company's corporate objective is to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and to determine the potential market for such products. The Company intends to conduct and conclude, either on its own or with the assistance of an industry partner, all clinical testing necessary for regulatory approval of such products from the U.S. Food and Drug Administration ("FDA") and/or similar regulatory agencies in foreign countries in order to initiate marketing and establish distribution channels for its products. The Company is currently focused on three of its four products, each of which uses the Company's patented formula of lyophilized liposomal Prostaglandin E1 ("LLPGE1"): (i) an intraurethrally administered treatment for male erectile dysfunction ("Male Intraurethral Product"), and (ii) a topically applied cream treatment for male sexual disorder ("Male Topical Product"), and
(iii) a topically applied treatment for female sexual arousal disorder ("FSAD") in both a gel-base and an aqueous solution spray ("Female Topical Product").

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

     The Company plans to license each of these products to pharmaceutical companies for marketing and worldwide distribution upon approval by the U.S. Food and Drug Administration and/or other foreign regulatory agencies. The Company is attempting discussions with several globally recognized pharmaceutical companies regarding licensing of its LLPGE1 products for male and female sexual disorder treatment. During the 3rd quarter of 1998, the Company entered into Letter(s) of Intent ("LOI") with two such companies. These LOI's did not work for the Company, however, the Company is optimistic that a licensing agreement(s) and/or a Partner will commit to the Company before the end of the second quarter 1999.

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

     The Company is moving forward as rapidly as possible with implementation of its protocols for gaining U.S. regulatory approval. During September 1998, toxicity studies were completed on female rabbits and the results showed no toxicity and no redness or irritation at any dose or with the gel itself when observed visually each day. Therefore, there was no gross (clinical) toxicity in the LLPGE1 gel base used. The results also showed the virtual microscopic absence of inflammation at the highest dose administered. In fact, microscopic inflammation was significantly less at each escalating dose, including 1.5 mg, than when the rabbits were only given placebo gel, suggesting that the application process itself for 14 consecutive days caused very minor microscopic but not clinically apparent inflammation which was reduced by the increased blood flow into the area induced by the LLPGE1. Additionally, very minor microscopic inflammation at the highest dose administered was reduced by the increased blood flow into the area induced by the LLPGE1. The Company is preparing to submit its application for an IND in connection with the Female Topical Product to the U.S. Food and Drug Administration in 1999.

     The Company's Male Topical Product is a local treatment and will be administered directly to the end of the penis (glands) as a lotion or as a liquid spray. It is very similar in composition to the Company's new treatment product for FSAD and compliments the aqueous solution Male Intraurethral Product.

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

     During fiscal years 1994 through 1st quarter 1999, the Company's activities consisted primarily of raising capital, identifying a core management team, developing a patent application for LLPGE1 and the submission of this application to the U.S. Patent and Trademark Office, which resulted in the issuance of Patent No. 5,718,917, concluding manufacturing scale up and initial clinical trials and formulating both a commercialization and clinical development strategy. The Company has considered and evaluated additional products and market potential for those products in order to enhance its own current product portfolio and intends to continue this strategy for future corporate development.

     The Company believes that its strategic plan will continue to be implemented, however, the Company is currently selecting a new management team to establish such goals. Since the resignation of the President, CEO and Chairman of the Board, Thomas E. Waite, and the resignation of Director Martin Holloran, on March 4, 1999, the Company is pleased to have hired Mr. Irwin Miller as its new Chief Executive Officer. Mr. Miller brings more than 30 years of extensive Wall Street experience and financial management experience of publicly held corporations to the Company. He will use his successful track record of highlighted senior level positions with firms such as Kayser Roth Hosiery Company and Cowen & Company to help establish and implement goals for the Company. He is currently in the process of establishing a new management team for the Company. Since the middle of November 1997: (i) the Company's International Patent Application, No. PCT/US96/18820 (International Publication No. W097/2234) for LLPGE1 received a favorable Preliminary Examination Report, from the U.S. Patent and Trademark Office Examiner acting as the International Preliminary Examining Authority, (ii) a study utilizing gamma radiation instead of standard 0.2 micron filters to sterilize the chemical components used in the Company's products proved successful in the production of "GMP" (Good Manufacturing Practice) product, which should lead to substantial cost savings,
(iii) financing agreements of independent investors brought in a total of $1,373,999 to the Company was used toward working capital, (iv) stability studies on LLPGE1 conducted with the collaborative efforts of Pyramid Labs, Inc. in Costa Mesa, California have proven that LLPGE1 remains stable without any degradation and chemical breakdown at room temperature for at least 12-months. These stability studies are ongoing in order to determine the exact shelf life for the Company's products at room temperature, (v) a topically applied treatment product (gel-base and liquid spray) is being developed for female sexual arousal disorder, (vi) a topically applied treatment product is being developed for male sexual disorder, (vii) the rights were acquired for an oral delivery treatment method for both male and female sexual disorder whereby a capsule of Apomorphine in lyophilized liposomal form will be taken orally by the patient, (viii) toxicity studies and dynamic magnetic resonance imaging ("MRI") studies have been completed by the Company for its female sexual arousal disorder treatment product, (ix) through a settlement agreement, the company has recaptured a net of 234,810 shares of its common stock (for return to treasury), which were previously issued to past officers and directors of the Company, and
(x) a settlement agreement was reached with Springrange Investment Group, Ltd. whereby the Company believes that its shareholders saved approximately $1-million.

     Over the next 12 months, the Company's primary focus will be to strategically implement a new management team and business plan as it pertains to furthering the development of both male and female treatment products for sexual disorders and to secure a globally recognized pharmaceutical company as a licensing partner for its products or secure private placement financing for the Company. The Company anticipates it will: 1) submit its IND for its FSAD product to the FDA and commence clinical trials under this IND as allowed by the FDA, 2) proceed with phase II/III clinical trials and product validation of its Male Intraurethral Product to conform to the regulatory process of the FDA, 3) petition the FDA for an IND for its Male Topical Product as soon as possible and initiate clinical trials when the FDA approves the right to do so, 4) continue development with the Male and Female Oral Products, 5) continue monitoring patent applications, and 6) seek to identify other companies with similar technologies or companies seeking new proprietary products in order to strengthen their own existing market position and formulating strategic alliances for joint venture arrangements, licensing and distribution agreements, research and development agreements and other collaborative arrangements to assist in the development, marketing and distribution of the Company's products.

     It is the belief of the Company that if an agreement with a major industry partner can be secured, the possibility exists that the regulatory process for its products could be expedited. This should enhance the Company's ability to bring its products to market more quickly, thus enabling the Company to make fuller use of the remaining life of its patent for LLPGE1 which was issued February 17, 1998. Without the benefit of an industry partner, the Company believes an 24 to 36 month time-line to obtain regulatory approval of the Male Intraurethral Product is probable, but there can be no assurance that the product will receive FDA approval in that time span, if ever.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING MARCH 31, 1999 AND MARCH 31,
------------------------------------------------------------------------------
1998
----

     During both quarters ending March 31, 1999 and March 31, 1998, the Company had no net sales, and, accordingly, had no cost of sales for those quarters. During that time, the Company has remained focused on 1) completing the required regulatory review process for its Male Intraurethral product, 2) introducing the new male and the new female sexual dysfunction products, and 3) forming alliances for securing a joint venture or licensing agreement. The Company intends to focus on promotions of their products only after completing the regulatory review process.

     During first quarter ending March 31, 1998, General & Administrative expenses exceeded the period ending March 31, 1999 by $521,738. In 1998, the Company was operating out of 3 offices with a management team of about 7 employees, none of which exists during the first quarter 1999. In addition, legal fees were up about $211,000 during the first quarter 1998 vs. the first quarter 1999.

     Management does not anticipate that General and Administrative expenses will escalate to the level it was in 1998. As the Company obtains additional investment capital and expands its operations, management intends on hiring a lean staff to continue its operations. Careful consideration will be given to the necessity of opening another office. It is the Company's intention to minimize General and Administrative expenses and to focus on applying monies to the development of it's products. The Company also continues to incur legal expenses in connection with litigation in which the Company is involved.

     Research & Development costs for the first quarter ending 1998 exceeded the first quarter 1999 by $290,332. During 1998, the Company was incurring large research consulting fees and was in the middle of clinical trials for the Male Intraurethral product. In addition, they were beginning tests for the FSAD (female sexual arousal disorder) product. As a result of lack of financing, very little activity in clinical trials and Research & Development has taken place during the first quarter 1999.

     Should the Company secure additional financing, it is expected the Company will proceed with clinical trials on the Male sexual dysfunction products and the female sexual arousal disorder products. Consequently, it can be assumed the Company will experience a significant increase in R&D costs during 1999.

     Dividend income and interest income have decreased significantly due to the lack of funds earning interest and due to the write-off of the interest accrued on the Financing Agreement Promissory Notes with Dr. See and Mr. Waite. There was a decrease in Loss on Disposition of Assets of in the first quarter of $5,698 in 1999 vs. 1998, a result of closing the Irvine, California office and disposing of certain assets from downsizing the office to another location.

     During the first quarter 1998, the Company entered into a financing agreement with Jackie R. See, a director and a controlling stockholder of, and consultant to, the Company, and Thomas E. Waite, former President, Chief Executive Officer, Chairman of the Board of Directors and a controlling stockholder of the Company, whereby such investors (a) purchased an initial tranche of 1,580,278 shares of the Company's Common Stock (the "Initial Shares") for an aggregate purchase price of $5,000,000. Promissory Notes were due March 31, 1999 in the principal amount of $2,492,098.61, bearing interest at the rate of 1% above prime and secured by the shares purchased. These notes plus accrued interest are in default, and thereby the Company has reserved 100% of the balance due as a result of the uncertainty of collectability. At March 31, 1999, the Company reported total assets of $23,828. This compares with total assets at March 31, 1998 of $6,868,118. The reasons for this decrease in assets is a result of 1) a decrease in cash of $737,518, 2) a 100% decrease in prepaid expenses of approximately $20,000, 3) a 100% decrease in Due from Related Parties of $892,819, 4) the reserve established for the possible uncollectable Promissory Notes plus accrued interest of $4,943,742 bringing the note receivable balance to zero at March 31, 1999, 5) an increase in inventory of $18,000, 6) the Company has depreciated it's Equipment and organizational costs down by $63,521, and 7) intangible assets of $154,004 at March 31, 1998 have been written down to zero at December 31, 1998 to reflect the current value until such time a market value can be established.

     The Company's total current liabilities for the period ending March 31, 1999 decreased by $6,223,068 over the total current liabilities at March 31 1998. The difference is primarily due to the elimination of the 6% Debentures, which was resolved in a settlement agreement in September 1998, eliminating the $2,550,000 principal balance.

     The Company issued a total of 15,000 shares of common stock during the first quarter 1999, as compared to 1,893,884 shares during the same period ending 1998. This difference is mostly attributed to the Debentures converted during January 1998 (103,606), securing two additional financing arrangements (1,780,278), plus shares issued to new directors (10,000). The Company anticipates that it will continue the practice of issuing shares of its common stock as compensation for services rendered to the Company.

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

     The Company expects to obtain capital funds either from the issuance of common stock or debt. Management is working extensively on obtaining financing for the Company. It is expected that external sources will be available to provide these funds, but there can be no guarantees of such funding. . If additional capital is not secured, there is considerable doubt about the Company's ability to continue as a going concern.

PART II - OTHER INFORMATION

ITEM NO. 1.  LEGAL PROCEEDINGS.

The Registrant has reported, herein, legal proceedings which have become a reportable event during the first quarter of 1999 or a reportable event reported in a prior filings in which there has been a material development during the first quarter, as follows:

1.   Legal Proceedings Reportable during First Quarter 1999:

1.   INVESTORS CAPITAL ENTERPRISES, INC. V. HARVARD SCIENTIFIC CORP., AND
     DOES 1--50, Case No: BC209049, filed April 20, 1999 in Superior Court, Los Angeles County, State of California. Investors Capital Enterprises, Inc. alleges that it was due a fee of 87,500 shares (post-split) of the Company's Common Stock in exchange for arranging certain financing. The complaint alleges that it did arrange certain financing through DJ Ltd. Investors Capital Enterprises claims that such an investment qualifies for its commission agreement and that it advised the Company in writing on July 1, 1996. The complaint alleges that the market value of 87,500 shares on May 15, 1996 was $2,100,000. The Company believes that there is no extant obligation and that the complaint is without merit, and intends to vigorously defend against it. The Company notes that litigation regarding the DJ Ltd. investment was resolved in 1997, and that it has no record of receiving any notice from Investors Capital Enterprises, Inc. since then. The Company further notes that Investors Capital Enterprises, Inc. is represented by the same law firm representing Eric Savage, who is currently in litigation with the Company and who has threatened to instigate additional litigation against the Company until his settlement demands are met, which the Company views his current demands as unreasonable (see above). The Company is considering its rights and remedies against the appropriate parties who may be attempting to tortuously interfere with the Company's business.

2. On March 8, 1999, an action entitled THOMAS WAITE, PLAINTIFF, VS. HARVARD SCIENTIFIC CORP., A NEVADA CORPORATION, AND DR. JACKIE R. SEE, DEFENDANTS, was filed by Mr. Waite, former President, CEO and Chairman of the Board. The case was filed in the Circuit Court of the 18th Judicial District in and for Seminole County, Florida, Case No. 99-508-CA-15-K. The action alleges that Mr. Waite was fraudulently induced to enter into the February 1998 financing agreement approved by the stockholders in May of 1998. In addition, Mr. Waite seeks rescission of such loan agreement in the amount of $2,492,098.61 and repayment of $300,000 loaned under the agreement and consequent cancellation of the transaction that resulted in 790,139 shares issued to Waite in February 1998. On April 6, 1999, the Company and Dr. See filed a notice of removal of the action to the United States District Court, Middle District of Florida, Orlando Division, as Case No. 99-409-CIV-ORL-22B. The Company denies all allegations and plans to vigorously defend itself against these untrue claims of fraud.

     Currently pending are Waite's motion to amend and the Company's motion to dismiss or to transfer venue to the federal court in Reno, Nevada where the Company's action against Waite is pending (see below).

3. Harvard Scientific Corp. v. Thomas E. Waite, Case No. CV-N-99-00245-ECR, was filed on April 30, 1999 in the United States District Court for the District of Nevada, Reno. The complaint alleges breach of contract and breach of fiduciary duty and unjust enrichment claims in connection with former CEO, President and Director, Thomas E. Waite's non-payment of a promissory note due to the Company on March 31, 1999 in the amount of $2,492,098.61 (see Note 7 & 9). The complaint also alleges a claim under section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with profits alleged to be over $700,000 on sales of Company stock in 1997. The Company is awaiting a response from Waite to the complaint, and to the motion to transfer the action Waite has filed in the state of Florida to be consolidated with this case filed in the federal court in Reno, Nevada (see above).

2. The following is Information on legal proceedings terminated and considered a reportable event during this first quarter of 1999 filing or a reportable event reported in a prior filings in which there has been a material development during the third quarter:

(a) On November 3, 1995, BTI entered into an agreement with a European marketer, Pharma Maehle ("Pharma"), whereby Pharma was to establish the European market for the Company's erectile dysfunction product (only the Intraureathral Product) to develop, manufacture, sell, practice and exploit the use of the Company's proprietary license technology. In February 1996, an amendment to the agreement was signed to reflect the transfer of said agreement from BTI to the Company. On March 20, 1996, Section 19.0 (Entire Agreement) was amended to better express the intent of the parties. On December 20, 1996, the Company notified Pharma in writing that it was terminating the agreement for breach of contract and the implied covenant of good faith and fair dealing inherent in all contracts by failing to exercise reasonable diligence to exploit the technology and patent rights. On January 13, 1997, the Company signed a Letter of Understanding with Pharma, whereby the parties would consider working out a formal agreement settling their disputes after seeking advice from legal council. The agreement was to be accomplished within 10 working days from January 13, 1997, and when that did not occur, the Company again notified Pharma of it's intent to terminate any and all agreements with Pharma referencing previous termination notices. Pharma contends the various notices of termination were withdrawn or ineffective and the agreement is enforceable. However, the Company believes it has rightfully terminated the agreement with Pharma, which has been and continues to be in breach of the agreement in any event. The validity of the agreement is in dispute.

     On February 19, 1998, the Company renewed its previous notices of termination and renoticed the termination of the licensing agreement with Pharma. The Company demanded binding arbitration under Nevada law of the existing disputes between the parties pursuant to the terms of the licensing agreement. Pharma has retained Nevada counsel. Arbitration is being pursued, and discovery has commenced.

     The Company has obtained an order compelling production of various documents by Pharma without objection after Pharma failed to timely respond. The Company subsequently filed a motion to preclude Pharma from producing certain categories of evidence at the arbitration on the grounds that its response to the Arbitrator's order was insufficient. In the meantime, Pharma's Nevada counsel has failed to execute an arbitration agreement for the Arbitrator, despite multiple requests therefor. The Company is considering seeking confirmation of Pharma DE FACTO abandonment of its intent to have arbitration of a proposed counterclaim for damages.

(b)  HARVARD SCIENTIFIC CORPORATION VS. DAVID E JORDAN, Case No.
     98-2031-CA-16-P filed in the circuit court of the 18th Judicial Circuit, in Seminole County, Florida, filed on or about October 1, 1998. David E. Jordan ("Jordan") was a consultant to the Company. On May 15, 1997, the Board of Directors considered a resolution engaging Jordan for his services. At that time the Company discussed a compensation of $15,000 per month plus 100,000 shares (restated to reflect the 1 for 10 reverse split effective February 2, 1998) of the Company's Common Stock. A Consulting Agreement was never consummated. Despite the fact that no agreement was consummated, stock certificates evidencing 100,000 shares of the Company's Common Stock were issued and delivered to Jordan on June 6, 1997. On or about June 17, 1997, the Company cancelled the 100,000 shares issued and delivered to Jordan. In April 1997, prior to the issuance date of the 100,000 shares, Jordan marketed and sold portions of these shares. Jordan also presented himself as an agent of the Company in the sale of these shares when, indeed, he had never received the authority to do so. The Company claims an action for damages, injunctive relief and declaratory judgement in excess of $15,000. On January 7, 1999, the lawsuit filed by the Company was voluntarily dismissed by the Company without prejudice, because of a venue dispute.

ITEM NO. 2. CHANGES IN SECURITIES.

Any Changes regarding the securities of the Company are described in the Company's Form 10-KSB filed April 14, 1999 with the Securities and Exchange Commission. Such information is contained in the section captioned "Market for Common Equity and Related Stockholder Matters" in Part II, Item 5 and such description is incorporated herein by this reference.

ITEM NO. 3. DEFAULTS UPON SENIOR SECURITIES.

The Registrant hereby references the description of any Default upon Senior Securities regarding the securities of the Registrant to the financial information provided in Part I of this Form 10Q-SB. Reference should be made to the disclosure provided in Part I in the "Notes to the Financial Statements",
Note 7 (8) "Related Party Transactions", Note 9 (1) "Contracts & Agreements",
Note 10 (c) & (d) "Contingencies", and Note 11"Uncertainty - Going Concern", which all reference the Financing Agreement dated January 13, 1998 between Director Dr. Jackie R. See and former CEO & President, Thomas E. Waite, which is currently in default effective March 31, 1999.

ITEM NO 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters have been submitted to a vote of the security holders during the period covered by this report through the solicitation of proxies or otherwise.

ITEM NO. 5. OTHER INFORMATION.
None.

ITEM NO. 6. EXHIBITS AND REPORTS ON FORM 8-K

     1.  Exhibits
         (3)       (i)     Articles of Incorporation , including amendments to
                           April 30, 1996, incorporated by reference ***
                           Amendments to Articles of Incorporation June 18,
                           1996, July 9, 1996 and July 13, 1998. *
                   (ii)    By-laws - incorporated by reference ***
         (4)       Instruments, defining the rights of holders, incl.
                   indentures *, **
         (10)      Material contracts:
                   (i)     Securities Purchase Agreement dated March 21, 1997
                           between the Registrant and  Springrange Investment
                           Group, Ltd.  ****
                   (ii)    Financing Agreement between Thomas E. Waite and Dr.
                           Jackie R. See and the Company- incorporated by reference *****
                   (iii)   Employment Contract between Thomas E. Waite and the
                           Company*
                   (iv)    Consulting Agreement between Dr. Jackie R. See, M.D.
                           and the Company dated April 21, 1999 - Attached.
         (27)      Financial Data Schedule -Attached

         * Incorporated by reference from the Registrant's Registration Statement Form SB-2 filed July 20, 1998 with the U.S. Securities and Exchange Commission, effective July 28, 1998. "CE"

         **        Incorporated by references from the Registrant's Proxy
         Statement 14D filed with the U.S. Securities and Exchange Commission on June 5, 1998, for the annual shareholder meeting held July 9, 1998. "CE"

         ***       Incorporated by reference from the Registrant's Registration
         Statement on Form 10-SB filed on April 30, 1996. "P"

         ****      Incorporated by reference from the Registrant's Registration
         Statement on Form SB-2 filed on April 21, 1997, and Amendments Nos. 1,2,3 and 4 thereto, which became effective on August 14, 1997. "CE"

         *****     Incorporated by reference to Form 8-K filed on January 26,
         1998. "CD"

     2.  Reports on Form 8-K.
         The Registrant filed electronically the Forms 8-K listed below. Such filings are incorporated herein by reference:

         a. Date of 8K report - April 12, 1999, filed April 12, 1999 - Item No. 6. - Effective March 4, 1999, Resignation of Registrant's Director Martin J. Holloran, and Resignation of Registrant's President, Chairman of the Board and Chief Executive Officer, Thomas E. Waite.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 1999

                                                  HARVARD SCIENTIFIC CORP
                                                       (Registrant)

Date:  May 22,1999                                By: /s/Gordon W. Cole
       -----------                                    --------------------------
                                                         Gordon W. Cole
                                                         Director