Form 10QSB
period 1999-06-30
HARVARD SCIENTIFIC CORP
filed 1999-12-15
CIK 1006598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of the
                             SECURITIES ACT OF 1934

                For The Quarterly period ended June 30, 1999
                         Commission File Number 0-28392

                -----------------------------------------------
                            HARVARD SCIENTIFIC CORP.
                              d.b.a. VIBRAGEN, INC.
                -----------------------------------------------
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

       Registrant's Telephone Number, Including Area Code: (775) 323-0769


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

  X   Yes         No
 ---        ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                    6,153,737
                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                              on December 10, 1999


Traditional Small Business Disclosure Format (Check One):

  X   Yes       No
 ---      ----

                            HARVARD SCIENTIFIC CORP.
                                      INDEX

                                     PART 1
                              Financial Information
                             For the Quarter Ending
                                  June 30, 1999

ITEM 1:
         Balance Sheet - Assets
         Balance Sheet - Liabilities and Stockholders' Equity
         Statement of Operations
         Statement of Stockholder's Equity (4 pages)
         Statement of Cash Flows
         Notes to the Financial Statements (15 pages)

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

ITEM 5:
Other Information

ITEM 6:
Exhibits and Reports on Form 8-K

Signatures

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                                  BALANCE SHEET

                                     ASSETS


December 31,                                                              June 30,

1998                                                                        1999

(Audited)                                                               (Unaudited)
---------                                                               -----------
Current Assets:
     Cash and cash equivalents                                     $             32          $     13,430
     Accounts Receivable - Directors (Note 6 & 8)                                                  13,297
     Legal Retainer                                                                                37,174
                                                                        -----------           -----------

          Total Current Assets                                                   32                63,901
                                                                        -----------           -----------

Equipment and Leasehold Improvements:
     at cost, less accumulated depreciation of $32,893 and
     $35,461 at June 30, 1999 and December 31, 1998 (Note 3)                                        9,837
                                                                        -----------           -----------

Intangible Assets:
     Intellectual Property, Net of accumulated amortization
        of $17,821 and $4,147 at June 30, 1999 and
        December 31, 1998, respectively (Note 4)                                  -                     -

     Organizational cost, net of accumulated amortization of $175,550 at June 30, 1999 and December 31, 1998,
        respectively

                                                                        -----------             ---------

Other Assets:
     Deposits                                                                   300                 1,510
        Product inventory (Note 5)                                           18,000                18,000

          TOTAL ASSETS                                                $      18,332           $    93,248
                                                                      =============           ===========





    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                            BALANCE SHEET (CONTINUED)

                       LIABLITIES AND STOCKHOLDERS' EQUITY


December 31,                                                                               June 30,

1998                                                                                         1999

(Audited)                                                                                (Unaudited)
---------                                                                                -----------
Current Liabilities:
     Accounts Payable                                                                   $     350,834           $   350,859
     Accrued expenses (Notes 5 & 10)                                                           57,607                63,661
     Obligation under capital lease - current (Note 3)                                          3,256                 8,263
                                                                                         ------------         -------------

        Total Current Liabilities                                                             411,697             422,783
                                                                                         ------------         -------------



Stockholders' Equity:
     Common Stock, $.01 par value; 100,000,000 shares authorized;  6,203,737 and
        5,988,712  shares issued and  outstanding  at June 30, 1999 and December
        31,
        1998, respectively (Notes 2 & 12)                                                      60,037                59,887
     Additional paid-in capital                                                            12,821,340            12,804,615
     Deficit accumulated during the development stage                                     (13,274,742)          (13,194,037)
                                                                                         ------------        --------------

        Total Stockholders' Equity                                                      (     393,365)        (     329,535)
                                                                                       --------------        --------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      18,332        $       93,248
                                                                                       =============        ===============






    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF OPERATIONS



                                                    Three Months Ended                      Six Months Ended      1/13/87
                                                    ------------------                      ----------------
                                                                                                                (Inception)

                                             June 30,      June 30, 1998          June 30,        June 30,          To
                                               1999           1998                  1998          1999            6/30/99
                                           (Unaudited)       (Unaudited)        (Unaudited)     (Unaudited)    ( Unaudited)
                                           -----------       -----------        -----------     -----------    -----------
Net Sales                                                                                  $              $          187,387
Cost of Sales                                      --              --                   --              --          (221,557)
                                           ------------    ------------         ------------    ------------    ------------
                                                                                                                     (34,170)
     Gross Profit                                  --              --                   --              --              --
                                           ------------    ------------         ------------    ------------    ------------

Operating Expenses:
  General and administrative expenses               910         463,224               67,469       1,051,521       6,721,714
  Research and development                         --           215,483                4,286         510,091       2,834,911
  Depreciation and amortization                     913          22,606                3,655          38,485         723,470
                                           ------------    ------------         ------------    ------------    ------------

      Total Operating Expenses                    1,823         701,313               75,410       1,600,097      10,280,095

       Loss from Operations                      (1,823)       (701,313)             (75,410)     (1,600,097)    (10,314,265)
                                           ------------    ------------         ------------    ------------    ------------
Other Income (Expense):
  Other Income                                      525            --                    525            --               525
  Amortization                                     --              --                   --              --          (156,250)
  Settlements                                      --              --                   --              --           253,271
  Interest Income                                     3           1,643                   53           4,728           7,494
  Dividend Income                                  --             3,001                    9           7,628          62,973
  Interest Expense                                 --           (39,225)                --          (234,502)     (2,085,909)
  Loss on disposition of Fixed Assets or
  Securities                                       --              --                 (5,882)        (11,580)     (1,042,580)

      Total Other Income and Expense                528         (34,581)              (5,295)       (233,726)     (2,960,476)
                                           ------------    ------------         ------------    ------------    ------------

Net Loss                                   $     (1,295)   $   (735,894)        $    (80,705)   $ (1,833,823)   $(13,274,741)
                                           ============    ============         ============    ============    ============

Loss per Common Share                      $          -    $      (0.13)        $       (.01)   $      (0.36)   $      (2.14)
                                           ============    ============         ============    ============    ============
Weighted Average Shares

  Outstanding (Note 2)                        6,003,737       5,656,943            5,996,244       5,099,867       5,282,395
                                           ============    ============         ============    ============    ============






   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO JUNE 30, 1999 (UNAUDITED)


                                                RESTATED               Additional      Deficit
                                              COMMON STOCK              Pain-in         From
                                    Inception

                                             Shares       Amount        Capital        To Date       Total
                                             ------       ------        -------        -------       -----
Issuance of shares for cash on
    January 13, 1987 (inception)            103,000    $      103    $    2,097    $     --        $  2,200
Issuance of shares for cash,
    net of offering costs                    51,000            51        19,223          --          19,274
Issuance of shares for services             146,000           146          --            --             146
Issuance of shares to acquire
     Grant City Corporation                  50,000            50        39,827          --          39,877
                                         ----------    ----------    ----------    ----------    ----------
Balance December 31, 1993                   350,000           350        61,147          --          61,497
Issuance of shares to effect a
    Four-for-one split                    1,050,000         1,050        (1,050)                       --
Issuance of shares for
    Intellectual property rights          4,196,000         4,196          --                         4,196
Issuance of shares for
    Corporation property rights             394,000           394        24,231                      24,625
Issuance of shares for fees
    And services                          1,045,000         1,045        96,893                      97,938
Issuance of shares for cash,
    Net of offering costs                   393,500           393       353,757                     354,150
Adjustment of shares to effect a
    Four-for-one reverse split           (5,571,375)       (5,571)        5,571                          --
Cumulative (loss) from inception
    To December 31, 1994                       --            --            --        (550,386)     (550,386)
Balance December 31, 1994                 1,857,125         1,857       540,549      (550,386)       (7,980)



   The accompanying Notes are an integral part of these financial statements.



                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO JUNE 30, 1999 (UNAUDITED)


                                                               Restated             Additional        Deficit from
                                                             Common Stock            Paid-in           Inception
                                                          Shares          Amount      Capital           To Date          Total
                                                          ------          ------      -------           -------          -----

December 31, 1994 balance forward                        1,857,125         1,857      540,549          (550,386)        (7,980)
Issuance of shares for fees and services                   553,500           553      530,796                          531,349
Issuance of shares at par value for intellectual
       property rights                                   6,138,500         6,139            -                            6,139
Issuance of shares for cash, net of offering costs         200,000           200      831,100                           831,30
Net (loss) for the year ended December 31, 1995                  -             -            -          (676,455)      (676,455)
Balance December 31, 1995                                8,749,125         8,749    1,902,445        (1,226,841)        684,353
Issuance of shares for services                            255,000           255       59,828                           60,083
Issuance of shares in conversion of debt                   310,254           310      249,690                          250,000
Issuance of shares for legal settlement                    568,750           569      494,244                          494,813
Discount on 7% Convertible Debentures                            -             -      500,000                          500,000
Net (loss) for the year ended December 31, 1996                  -             -            -        (2,438,945)    (2,438,945)
Balance December 31, 1996                                9,883,129         9,883    3,206,207        (3,665,786)      (449,696)
Issuance of shares for cash, net of offering costs         250,000           250      124,750                          125,000
Issuance of shares for fees and services                 1,270,000         1,270                   -                     1,270
Discount on 6% Convertible Debentures                            -             -    1,250,000                        1,250,000
Net (loss) for the Quarter ended March 31, 1997                                -            -        (3,140,868)    (3,140,868)
Balance March 31, 1997                                  11,403,129       $11,403   $4,580,957       $(6,806,654)   $(2,214,294)


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO JUNE 30, 1999 (UNAUDITED)


                                                             Restated             Additional     Deficit from
                                                            Common Stock            Paid-in       Inception
                                                        Shares          Amount      Capital        To Date          Total
                                                        ------          ------      -------        -------          -----
March 31, 1997 balance forward                        11,403,129   $    11,403   $ 4,580,957    $(6,806,654)   $(2,214,294)
Issuance of shares for fees and services               6,172,000         6,172          --            6,172
Issuance of shares in conversion of debt                 450,000           450       133,300        133,750
Net (loss) for the Quarter ended June 30, 1997              --            --                    - (1,266,233    (1,266,233)
Balance June 30, 1997                                 18,025,129   $    18,025   $ 4,714,257    $(8,072,887)   $(3,340,605)
Issuance of shares in conversion of debt               1,446,325         1,446     1,275,133      1,276,579
Issuance of shares for fees and services                 144,000           144          --              144
Net (loss) for the Quarter ended September 30, 1997         --            --            --         (180,075)      (180,075)
Balance September 30, 1997                            19,615,454   $    19,615   $ 5,989,390    $(8,252,962)   $(2,243,957)
Issuance of shares in conversion of debt               2,375,919         2,376       985,789        988,165
Issuance of shares for fees and services               8,300,000         8,300       537,100        545,400
Issuance of shares in legal settlement                 1,150,000         1,150       439,075        440,225
Issuance of shares for intellectual property           2,000,000         2,000          --            2,000
Receivable due from related parties reflecting
 the sale of stock Rule 16-b)                               --         410,016       410,016
Receivable due from related parties                      333,535       333,535
Net (loss) for the Quarter ended December 31, 1997          --            --                    - (1,229,065    (1,229,065)
Balance at year end December 31, 1997                 33,441,373   $    33,441   $ 8,694,904    $(9,482,027)   $  (753,682)


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO JUNE 30, 1999 (UNAUDITED)



                                                                Restated               Additional      Deficit from
                                                              Common Stock              Paid-in          Inception
                                                           Shares          Amount        Capital          To Date          Total
                                                           ------          ------        -------          -------          -----
Issuance of shares in conversion of debt                 1,036,064           1,036         260,882                        261,918
February 1, 1998, adjustment of shares to
 effect a one-for-ten reverse split                    (31,029,693)             --              --                             --
Issuance of shares for a commitment to a
 financing agreement                                     1,580,278          15,803       4,984,197                      5,000,000
Issuance of shares for services                             10,000             100                                            100
Issuance of shares for cash                                200,000           2,000         598,000                        600,000
Net reversal of Receivable due from related parties
reflecting the sale of stock Rule 16(b)                                                    (17,197)                       (17,197)
Net (loss) for the Quarter ended March 31, 1998                                                       $ (1,097,930)  $ (1,097,930)
Balance at March 31, 1998                                5,238,022    $     52,380    $ 14,520,786    $(10,579,957)  $  3,993,209
Issuance of shares for fees and services                    10,500             105         124,370                        124,475
Issuance of shares for cash                                233,333           2,333         697,666                        699,999
Net (loss) for the Quarter ended June 30, 1998                --              --              --          (735,894)      (735,894)
Balance at June 30, 1998                                 5,481,855    $     54,818    $ 15,342,822    $(11,315,851)  $  4,081,789
Issuance of shares for fees and services                   101,000           1,010         396,990                        398,000
Issuance of shares for cash                                 24,667             247          73,753                         74,000
Issuance of shares for legal settlement                    600,000           6,000       2,762,900                      2,768,900
Inventory                                                                                   18,000                         18,000
Net (loss) for the Quarter ended September 30, 1998           --              --                      - (1,212,055     (1,212,055)
Balance September 30, 1998                               6,207,522    $     62,076    $ 18,594,465     (12,527,905)  $  6,128,636


                                 The accompanying  Notes are an integral part of
these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO JUNE 30, 1999 (UNAUDITED)


                                                                Restated         Additional   Deficit from
                                                              Common Stock         Paid-in     Inception
                                                      Shares        Amount         Capital      To Date          Total
                                                      ------         ------        -------      -------          -----
Adjustment fo Waite & See Agreement                                             (4,684,197)                   (4,684,197)
Shares returned to Treasury Stock                   (270,200)        (2,702)                                      (2,702)
Issue of shares for fees and services                 51,390            513                                          513
Reclassifying of debt forgiveness                                                 (968,901)                     (968,901)
Net (loss) for Quarter ended December 31, 1998                                    (136,752)                     (136,752)
Balance at Year End                                                               (666,133)                     (666,133)
Balance at December 31, 1998                       5,988,712         59,887     12,804,615    (13,194,038)      (329,536)
Issue of shares for service                           15,000            150                                          150
Issue of shares January 11, 1999                          25                        16,725                        16,725
Net (loss) for Quarter ended March 31, 1999                                                       (79,408)       (79,408)
Issue of shares for fees and services                 51,390            513                                          513
Reclassifying of debt forgiveness                                                 (968,901)                     (968,901)
Net (loss) for Quarter ended December 31, 1998                                    (136,752)                     (136,752)
Balance at December 31, 1998                       5,988,712         59,887     12,804,615    (13,194,038)      (329,536)
Issue of shares for service                           15,000            150                                          150
Issue of shares January 11, 1999                          25                        16,725                        16,725
Net (loss) for Quarter ended March 31, 1999                                                       (79,408)       (79,408)
Balance at March 31, 1999                          6,003,737         60,037     12,821,340    (13,273,446)      (392,069)
Net (loss) for Quarter ended June 30, 1999                                                         (1,296)        (1,296)
Balance as of June 30, 1999                        6,003,737         60,037     12,821,340    (13,274,742)      (393,365)
Shares issued for service                            150,000
Reduction of note receivable                                                        22,000                        22,000
Net (loss) for quarter ended September 30, 1999                                                      (204)          (204)
Balance at Quarter ended September 30, 1999        6,153,737         60,037     12,843,340    (13,274,946)      (371,569)




   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS



                                                              Six Months Ended           1/13/87
                                                                                     (Inception) to
                                                       June 30, 1999 June 30, 1998    June 30, 1999
                                                         (Unaudited)   (Unaudited)      (Unaudited)
                                                         -----------   -----------      -----------
Reconciliation of Net Loss to Net Cash
  Used in Operating Activities:
Net Loss                                                   (80,705)   $ (1,833,823)   $(13,077,163)
Adjustments to Reconcile Net Loss to
  Net Cash Provided by (Used in)
  Operating Activities:
  Book value of assets sold                                  6,182            --            12,665
  Loss on disposition of securities or fixed assets                        (11,474)         11,580
  Depreciation and amortization                              3,655          38,485         289,583
  Amortization of Debt Issuance cost                                       156,250         625,000
  Issuance of stock for director's fees and
     employment  services                                                  124,370       1,289,874
  Issuance of stock for consulting & legal fees                                            283,181
  Issuance of stock for Property Rights                       --              --             2,000
  Issuance of stock in legal settlement                       --              --           856,208
  Discount on Convertible Debentures                          --              --         1,750,000
  Interest Expense converted to Stock                                                       98,795
  (Increase) decrease in assets:
    Accounts Receivable                                     13,297                          13,297
    Note & Interest receivable                                                          (4,792,347)
    Prepaid expenses                                          --           (77,155)        (38,684)
    Deposits/Retainers                                       1,210          14,937           1,210
    Legal Retainer                                          37,174
    Other assets                                                                            23,877
  Increase (decrease) in liabilities:
    Accounts Payable                                        (5,032)         72,572         345,825
   Accrued expenses                                         (6,054)         72,876          48,992
    Due to related parties                                    --              --           252,590
      Total Adjustments                                     50,432         390,862       1,073,646
Net Cash Used in Operating Activities                      (30,273)   $ (1,442,961)   $ 12,003,517

Cash Flows from Investing Activities:
  Cash from sale (purchase) of equipment                      --              --           (78,114)
  Cash from sale (purchase) of Intellectual Rights            --              --          (150,000)
  Capitalized organization costs                              --              --          (150,924)
    Net Cash Used in Investing Activities                     --              --          (379,038)
Cash Flows from Financing Activities:
  Proceeds from issuance of capital stock,
    net of offering costs                                      150       1,315,802       4,546,095
  Proceeds from debt converted to capital stock               --              --           250,000
  Proceeds from debt, net of costs                            --              --         5,122,936
  Proceeds from debentures, net of costs                      --              --         4,375,000
  Principal payments on debt paid in capital                16,725           6,190      (1,911,444)
      Net Cash Provided by Financing Activities             16,875       1,321,992      12,382,587
Net Increase (Decrease) in Cash                            (13,398)       (120,969)             32
Cash at beginning of period                                 13,430         873,199              --
Cash at end of period                                 $         32    $    752,230    $         32


   The accompanying Notes are an integral part of these financial statements.


                            HARVARD SCIENTIFIC CORP
                             (d.b.a. VIBRAGEN INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS
   Based on Unaudited Financial Statements at September 30, 1999 and Audited
                   Financial Statements at December 31, 1998

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

On November 15, 1999, notice was received from the U.S. Patent Office that the patent application for Methods For The Treatment Of Female Sexual Dysfunction was allowed pursuant to Notice of Allowance, mailed November 10, 1999, Case #34437.

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

Organization:

The Company was incorporated under the laws of the State of Nevada on January 13, 1987. Effective February 2, 1998, the Company approved a 1 for 10 reverse stock split. Shares outstanding went from 34,477,437 on February 1, 1998 to 3,447,769 just after the split. All figures in this Report give effect to previous stock splits and the reverse stock splits, and previously stated number of shares are appropriately restated. At June 30, 1999, the Company has 100,000,000 shares of Common Stock authorized with 6,203,737 shares issued, 6,003,737 outstanding (270,200 shares returned to the Company's treasury), and as of December 31, 1998, 5,988,737 shares were outstanding. In addition, on July 9, 1998, the shareholders of the Company authorized 10,000,000 shares of "blank check" Preferred Stock; none are outstanding on March 31, 1999.

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

Earnings per share:
The earnings per share calculations were based on the weighted average number of shares outstanding during the period: 6,071,225 for the period ending September 30, 1999 and 5,363,250 for the Period ending December 31, 1998.

Fully  dilutive   earnings  per  share  are  not  reflected   because  they  are
anti-dilutive.

Income Tax:
Because of losses sustained since inception, no provision has been made for income tax.


NOTE 3 - EQUIPMENT & LEASEHOLD IMPROVEMENTS

Equipment and building improvements consists of the following:

                                                      September 30, 1999         December 31, 1998
                                                         (Unaudited)                 (Audited)
                                                         -----------                 ---------

Equipment & Leasehold Improvements                         $ 32,893                   $ 45,299
Less: accumulated depreciation                              (32,893)                    35,461
Total Net Equipment & Leasehold Improvements          $           0             $        9,838

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






Accrued expenses consist of the following:

                                     September 30, 1999     December 31, 1998
                                       (Unaudited)              (Audited)

Accrued payroll & payroll taxes       $     57,607           $     63,661


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

8. The Company has entered into a financing agreement dated January 13, 1998, as amended on February 3, 1998, between Dr. Jackie R. See, Thomas E. Waite and the Company for the funding of the Company up to $10,000,000. Dr. Jackie
    R. See is a Director of the Company. Thomas E. Waite was Chairman of the Board, President and Chief Executive Officer of the Company. On February 3, 1998, the Company issued 790,139 shares to each Dr. Jackie See, M.D. and Thomas E. Waite in connection with this private placement. All shares owned by Dr. Jackie See and Thomas E. Waite, have registration rights. These registration rights have been exercised and upon the registration statement becoming effective (July 28, 1998), the shares can be sold in accordance with the Securities Act of 1933, subject to state securities laws. On March 31, 1999, the Promissory Note balances of 4,684,197 plus accrued interest of $259,545 were due and payable. Neither Dr. See nor Thomas E. Waite paid their respective Promissory Note balances plus interest on March 31, 1999 and these notes and interest balances are now in default. See Note 9 "Contracts & Agreements", Note 10 "Contingencies" and Note 11 "Subsequent Events". In May of 1999, the Company accepted the transfer of technology for treatment of Psoriasis from Dr. Jackie R. See as payment in full of Dr. See's obligation on the $2,492,099 Promissory Note plus accrued interest payable by Dr. See to the Company. In this regard, the Company obtained an evaluation of the intellectual property transferred from Colorado Research Foundation, which valued the property at in excess of $100,000,000. The Company discounted that valuation to the value of the promissory note in question. Because the asset was acquired from a related party, it is carried on the Company's books at predecessor cost, which is $0.00.



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

NOTE 8 - INCOME TAXES

    The Company has federal net operating loss carryforwards for financial statement purposes of approximately $14,000,000 at September 30,. 1999, which will be used to offset future earnings of the Company. The loss carryforwards will expire during the years ending 2002 through 2013 if not used.


NOTE 9 - CONTRACTS & AGREEMENTS

Certain contracts and agreements with the Company have been placed on hold until financing arrangements have been made. These contracts include certain employment contracts and other agreements between the Company and parties expected to perform services for the Company.

1 financing agreement dated January 13, 1998, as amended on February 3, 1998 was entered into between Dr. Jackie R. See, Thomas E. Waite and the Company for the funding of the Company up to $10,000,000. The agreement as so amended, calls for initial funding of $5,000,000 in exchange for 1,580,278 shares of Common Stock, with registration rights, calculated at $3.164 per share (the average closing bid price per share of the Common Stock for the 10 days ending January 12, 1998, and adjusted for the 1 for 10 reverse split effective February 2, 1998). This initial funding was effected on February 3, 1998 by the delivery of a check for $7,901.39 and Promissory Notes to March 31, 1999 in the principal amount of $2,492,098.61, bearing interest at the rate of 1% above prime and secured by the shares purchased from each of Dr. See and Mr. Waite. Dr. Jackie R. See was a Director of the Company, and Mr. Thomas E. Waite was the President, Chief Executive Officer and Chairman of the Board of the Company. On March 4, 1999, Mr. Waite resigned all his positions with the Company (see Note 10 "Contingencies"). On February 3, 1998, the Company issued 790,139 shares to each Dr. Jackie See, M.D. and Thomas E. Waite in connection with this private placement with registration rights effective July 28, 1998. A fairness opinion has been obtained in connection with this Financing Agreement from HD Brous & Co., Inc., a New York Stock Exchange member firm located in Phoenix, Arizona.

    The promissory began to accrue interest at 8% on the date the registration statement (for these shares) became effective (July 28, 1998). During the 4th quarter of 1998, Mr. Waite made payments towards his note balance of $300,000. Since, neither party has made additional payments towards their notes.

    On March 31, 1999, the Promissory Notes due from Dr. Jackie R. See and Thomas E. Waite for a total of 4,764,308.76 were due and payable. Neither Dr. See nor Thomas E. Waite paid their respective Promissory Note balances plus accrued interest on March 31, 1999 and these notes and interest balances are now in default. Due to the uncertainty of collection on these notes plus accrued interest, the Company has reserved 100% of the promissory note balances and accrued interest receivable due from Mr. Waite and Dr. See as a contra asset account to the receivable. The interest balance at March 31, 1999 (accrued from January 1999 to March 31, 1999) was $93,684 and the balance at December 31, 1998 of $165,861 was written off against interest income in the profit & loss statement in the respective periods. At March 31, 1999, neither Mr. Waite nor Dr. See has been relieved from their obligation to pay in full the note and interest balances due the Company. See Note 7 ("Related Party Transactions), Note 910 Contingencies") and Note 12 ("Subsequent Events").

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

NOTE 10 - CONTINGENCIES

The Company is a party in certain pending or threatened legal, governmental, administrative, or judicial proceedings that arose in the ordinary course of business. The following includes a list of current pending or threatened proceedings, which are believed not to affect the financial position of the Company in a material way at this time:

   (a) EricN. Savage v. Harvard Scientific Corp., Dr. Jackie See, Does I through X, Case No. A381022 filed on November 10, 1997 in the District Court, Clark County, Nevada. Eric N. Savage ("Savage"), a former employee and officer of Harvard, alleges that pursuant to an oral representation made in March 1994, that he was entitled to receive 150,000 shares (restated to reflect the current stock splits and reverse stock splits), which were not authorized for issuance to him until July 1994. Savage also alleges that the Company agreed to backdate the issuance of the 150,000 shares to Savage to the date March 17, 1994 employment contract, which contract made no mention of any share compensation. Savage further alleges that the defendants restricted and delayed him from selling shares causing him financial losses in excess of $1,250,000.

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

          On or about September 3, 1999, the Eighteenth Judicial District in Seminole County Florida dismissed the action entitled Thomas Waite, plaintiff v. Harvard Scientific Corp., a Nevada corporation, and Dr. Jackie R. See, defendants. The action was dismissed based upon the lack of venue in that court. The Company's case against Thomas Waite remains outstanding in Washoe County, State of Nevada.


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



   (f) Hardesty; Ltd. V Harvard Scientific Corp. et al, Case CV99-05715 filed on October 22, 1999, in the Second Judicial District Court, Washoe County, State of Nevada. Hardesty, Ltd challenges it rendered legal services and advanced costs for Defendant from December 1997 through December 1998 in excess of $10,000.

   (g) Enza Vitiello Baldari v. David E. Jordan v. Harvard Scientific, Inc., Case No. 99-6451 CIV filed on November 3, 1999, in the United State District Court, Southern District of Florida. David E. Jordan alleges that Defendant issued, pursuant to an oral agreement, one million (1,000,000)) shares of Harvard Scientific Corp. stock. Subsequent to the issuance of said shares, plaintiff cancelled these shares claiming a loss of confidence in David E. Jordan's services.

   (h) RK Company v. Harvard Scientific Corp. dba Vibragen Inc., Case No. 99 C 4261, United States District Court, Northern District of Illinois,
          Eastern Division. Plaintiff alleges massive fraud perpetrated by Defendant to induce Plaintiff to invest and hold securities in Harvard Scientific.

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

   (b) On May 14, 1999, the Company agreed to resolve the Promissory Note payable of $2,492,099 by Dr. See to the Company, plus accrued interest of $135,592 through March 31, 1999, or $147,221 through may 14, 1999, the date of this agreement, as follows: (i) Dr. See will use his 790,139 shares issued in connection with the Promissory Note transaction to the benefit of the Company whether by contributing the proceeds from the sale of such shares or by paying certain of the Company's obligations with such shares. (ii) Dr. See agrees to use an additional 300,000 shares - i.e., the entire balance of the shares owned by him - to the benefit of the Company. Thus, all of Dr. See's 1,090,139 shares have been obligated in this manner. To date, Dr. See has transferred 330,000 shares to pay a Company obligation as well as the proceeds from the sale of another 100,000 shares. (iii) Bio-Sphere Technology, Inc., in behalf of Dr. See, agrees to grant the Company an exclusive license of its proprietary invention and trade secrets regarding the use of liposomes bearing prostaglandin's for the treatment of psoriasis. (iv) Dr. See waives arrearages in fees under his consulting agreement.

   (c) On April 26, 1999, the Company announced it has changed it's changing its name to Vibragen, Inc. The Company intends to hold a shareholder meeting to vote on the official name change. The Company previously announced it will be holding this shareholding meeting on May 31, 1999. This date has changed and the new date of the meeting is still to be announced. The Company has filed a "d.b.a." (doing business as) in Nevada and is currently trading under the new ticker symbol of "VGEN".

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

Results of Operations for the three months ending June 30,1999 and June 30, 1998
--------------------------------------------------------------------------------


         During both quarters ending June 30, 1999 and June 30, 1998, the Company had no net sales, and, accordingly, had no cost of sales for those quarters. During that time, the Company has remained focused on 1) completing the required regulatory review process for its Male Intraurethral product, 2) introducing the new male and the new female sexual dysfunction products, and 3) forming alliances for securing a joint venture or licensing agreement. The Company intends to focus on promotions of their products only after completing the regulatory review process.

         During second quarter ending June 30, 1998, General & Administrative expenses exceeded the period ending June 30, 1999 by $426,413. In 1998, the Company was operating out of 3 offices with a management team of about 7 employees, none of which exists during the first quarter 1999.

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

         Research & Development costs for the second quarter ending 1998 exceeded the second quarter 1999 by $215,483. During 1998, the Company was incurring large research consulting fees and was in the middle of clinical trials for the Male Intraurethral product. In addition, they were beginning tests for the FSAD (female sexual arousal disorder) product. As a result of lack of financing, very little activity in clinical trials and Research & Development has taken place during the second quarter 1999.

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

         The Company's total current liabilities for the period ending June 30, 1999 decreased by $2.431.261 over the total current liabilities at June 30, 1998.

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

1.   Legal Proceedings Reportable during Second Quarter 1999:

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

ITEM NO. 3. DEFAULTS UPON SENIOR SECURITIES.

The Registrant hereby references the description of any Default upon Senior Securities regarding the securities of the Registrant to the financial information provided in Part I of this Form 10Q-SB. Reference should be made to the disclosure provided in Part I in the "Notes to the Financial Statements",
Note 7 (8) "Related  Party  Transactions",  Note 9 (1) "Contracts & Agreements",
Note 10 (c) & (d) "Contingencies", and Note 11"Uncertainty Going Concern", which all reference the Financing Agreement dated January 13, 1998 between Director
Dr. Jackie R. See and former CEO & President, Thomas E. Waite, which is currently in default effective March 31, 1999.

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

Dated:   December 15, 1999


                                    HARVARD SCIENTIFIC CORP
                                         (Registrant)


Date:  December 15, 1999            By: /s/Irwin Miller
                                        ---------------
                                        Irwin Miller
                                        CEO & Director