Form 10QSB
period 1999-09-30
HARVARD SCIENTIFIC CORP
filed 1999-12-15
CIK 1006598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of the
                             SECURITIES ACT OF 1934

                For The Quarterly period ended September 30, 1999
                         Commission File Number 0-28392

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

                            HARVARD SCIENTIFIC CORP.
                                      INDEX

                                     PART 1
                              Financial Information
                             For the Quarter ending
                               September 30, 1999

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

ITEM 5:
Other Information

ITEM 6:
Exhibits and Reports on Form 8-K

Signatures

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS


                                                             September 30,  December 31,
                                                                 1999           1998
                                                             (Unaudited)      (Audited)
                                                             -----------      ---------
Current Assets:
     Cash and cash equivalents                                 $    2,223   $   13,430
     Accounts Receivable - Directors (Note 7 & 9)                               13,297
     Deferred debt issue costs (Note 11) Legal Retainer                         37,174
                                                               ----------   ----------

          Total Current Assets                                      2,223       63,901
                                                               ----------   ----------

Equipment and Leasehold Improvements:
     at cost, less accumulated depreciation of $32,893 and
     $35,461 at September 30, 1999 and December 31, 1998
     (Notes 2 & 3)                                                               9,837
                                                               ----------   ----------

Intangible Assets:
     Intellectual Property, Net of accumulated amortization
        of $35,508 and $4,147 at September 30, 1998 and
        December 31, 1997, respectively (Note 4)                       --           --
     Organizational cost, net of accumulated amortization of
        $175,550 at September 30, 1999 and
        December 31, 1998, respectively                                              .
                                                               ----------   ----------

                                                                1,027,022
                                                               ----------   ----------

Other Assets:
     Deposits                                                         300        1,510
        Product inventory (Note 5)                                 18,000       18,000

          TOTAL ASSETS                                         $   20,523   $   93,248
                                                               ==========   ==========





    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET (CONTINUED)

                       LIABLITIES AND STOCKHOLDERS' EQUITY


                                                                   September 30,      December 31,
                                                                       1999              1998
                                                                     (Unaudited)       (Audited)
                                                                     -----------       ---------

Current Liabilities:
     Accounts Payable                                               $    331,229    $    350,859
     Accrued expenses (Note 6)                                            57,607          63,661
     Obligation under capital lease - current (Note 3)                     3,256           8,263

        Total Current Liabilities                                        392,092         422,783
                                                                    ------------     ------------


Stockholders' Equity:
     Common Stock, $.01 par value; 100,000,000 shares authorized;
        6,153,737 and 5,988,712  shares  issued and  outstanding
        at  September 30,  1998 and December 31,
        1998, respectively (Note 2)                                       60,037          59,887
      Preferred Stock, 10,000,000 shares authorized, none
           Issued and outstanding at September 30, 1998 (Note 2)
     Additional paid-in capital                                       12,843,340      12,804,615
     Deficit accumulated during the development stage                (13,274,946)    (13,194,037)

        Total Stockholders' Equity                                      (371,569)        329,535)

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     20,523    $     93,248
                                                                    ============    ============






    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                    Three Months Ended                      Nine Months Ended        1/13/87
                                                                                                                       To
                                                September     September            September       September       (Inception)
                                                30, 1998      30, 1998             30, 1998        30, 1998          9/30/99
                                               (Unaudited)    (Audited)           (Unaudited)      (Audited)       (Unaudited)
                                               -----------    ---------           -----------      ---------       -----------

Net Sales                                 $                    $               $               $                $    187,387
Cost of Sales                                      --              --                   --              --           221,557
                                           ------------    ------------         ------------    ------------    ------------

    Gross Profit                                                                                                     (34,170)
                                           ------------    ------------         ------------    ------------    ------------

 Operating Expenses:
  General and administrative expenses               204         718,914               67,673       1,770,464       6,721,918
  Research and development                         --           352,443                4,286         862,534       2,834,911
  Depreciation and amortization                    --            29,454                3,655          67,939         723,470
                                           ------------    ------------         ------------    ------------    ------------

      Total Operating Expenses                      204       1,100,841               75,614       2,700,937      10,280,299

       Loss from Operations                        (204)     (1,100,841)             (75,614)     (2,700,937)    (10,314,469)
                                           ------------    ------------         ------------    ------------    ------------
Other Income (Expense):
  Other Income                                     --              --                    525            --               525
  Amortization                                     --              --                   --              --          (156,250)
  Settlements (Note 9)                             --          (165,000)                --          (165,000)        253,271
  Interest Income                                  --            72,528                   53          77,256           7,494
  Dividend Income                                  --             3,782                    9          11,410          62,973
  Interest Expense                                 --           (22,524)                --          (257,026)     (2,085,909)
  Loss on disposition of Fixed Assets or
  Securities                                       --              --                 (5,882)        (11,580)     (1,042,580)
                                           ------------    ------------         ------------    ------------    ------------

      Total Other Income and Expense               --          (111,214)              (5,295)       (344,940)     (2,960,476)
                                           ------------    ------------         ------------    ------------    ------------

Net Loss                                   $       (204)   $ (1,212,055)        $    (80,909)   $ (3,045,877)   $(13,274,945)
                                           ============    ============         ============    ============    ============

Loss per Common Share                                 $         -$(0.21)        $        .01    $      (0.59)   $         --
                                           ============    ============         ============    ============    ============
Weighted Average Shares
  Outstanding (Note 2)                        6,078,737       5,643,101            6,071,225       5,150,154            --
                                           ============    ============         ============    ============    ============






   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                        TO SEPTEMBER 30, 1999 (UNAUDITED)


                                            RESTATED            Additional     Deficit
                                          COMMON STOCK            Paid-in        From
                                                                              Inception
                                       Shares        Amount       Capital       To Date        Total
                                       ------        ------       -------       -------        -----
Issuance of shares for cash on
    January 13, 1987 (inception)      103,000    $      103    $    2,097   $      --      $    2,200
Issuance of shares for cash,
    net of offering costs              51,000            51        19,223          --          19,274
Issuance of shares for services       146,000           146          --            --             146
Issuance of shares to acquire
     Grant City Corporation            50,000            50        39,827          --          39,877
                                                 ----------    ----------    ----------    ----------
Balance December 31, 1993             350,000           350        61,147          --          61,497
Issuance of shares to effect a
    Four-for-one split              1,050,000         1,050        (1,050)         --
Issuance of shares for
    Intellectual property rights    4,196,000         4,196          --                         4,196
Issuance of shares for
    Corporation property rights       394,000           394        24,231                      24,625
Issuance of shares for fees
    And services                    1,045,000         1,045        96,893                      97,938
Issuance of shares for cash,
    Net of offering costs             393,500           393       353,757                     354,150
Adjustment of shares to effect a
    Four-for-one reverse split     (5,571,375)       (5,571)        5,571                          --
Cumulative (loss) from inception
    To December 31, 1994                 --            --            --        (550,386)     (550,386)
Balance December 31, 1994           1,857,125         1,857       540,549      (550,386)       (7,980)




   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                        TO SEPTEMBER 30, 1999 (UNAUDITED)


                                                                 RESTATED            Additional     Deficit
                                                                COMMON STOCK          Paid-in        From
                                                                                                   Inception
                                                          Shares        Amount        Capital       To Date           Total
                                                          ------        ------        -------       -------           -----
December 31, 1994 balance forward                      1,857,125         1,857        540,549       (550,386)        (7,980)
Issuance of shares for fees and services                 553,500           553        530,796                        531,349
Issuance of shares at par value for
 intellectual propert rights                           6,138,500         6,139           --                            6,139
Issuance of shares for cash, net of offering costs       200,000           200        831,100                        831,300
Net (loss) for the year ended December 31, 1995             --            --             --         (676,455)      (676,455)
                                                      ----------   -----------    -----------    -----------    -----------
Balance December 31, 1995                              8,749,125         8,749      1,902,445     (1,226,841)       684,353
Issuance of shares for services                          255,000           255         59,828                         60,083
Issuance of shares in conversion of debt                 310,254           310        249,690                        250,000
Issuance of shares for legal settlement                  568,750           569        494,244                        494,813
Discount on 7% Convertible Debentures                       --            --          500,000                        500,000
Net (loss) for the year ended December 31, 1996             --            --             --       (2,438,945)     (2,438,945)
                                                      ----------   -----------    -----------    -----------    -----------
Balance December 31, 1996                              9,883,129         9,883      3,206,207     (3,665,786)       (449,696)
Issuance of shares for cash, net of offering costs       250,000           250        124,750                        125,000
Issuance of shares for fees and services               1,270,000         1,270           --                            1,270
Discount on 6% Convertible Debentures                       --            --        1,250,000                      1,250,000
Net (loss) for the Quarter ended March 31, 1997             --                           --       (3,140,868)     (3,140,868)
                                                      ----------   -----------    -----------    -----------    -----------
Balance March 31, 1997                                11,403,129   $    11,403    $ 4,580,957    $(6,806,654)   $(2,214,294)
                                                      ----------   -----------    -----------    -----------    -----------


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                        TO SEPTEMBER 30, 1999 (UNAUDITED)


                                                                 RESTATED            Additional     Deficit
                                                                COMMON STOCK          Paid-in        From
                                                                                                   Inception
                                                           Shares        Amount       Capital       To Date            Total
                                                           ------        ------       -------       -------            -----
March 31, 1997 balance forward                         11,403,129   $    11,403   $ 4,580,957    $(6,806,654) $(2,214,294)
Issuance of shares for fees and services                6,172,000         6,172          --                            6,172
Issuance of shares in conversion of debt                  450,000           450       133,300                        133,750
Net (loss) for the Quarter ended June 30, 1997               --            --            --       (1,266,233)    (1,266,233)
                                                       ----------   -----------   -----------    -----------    ------------
Balance June 30, 1997                                  18,025,129   $    18,025   $ 4,714,257    $(8,072,887)   $(3,340,605)
Issuance of shares in conversion of debt                1,446,325         1,446     1,275,133                      1,276,579
Issuance of shares for fees and services                  144,000           144          --                              144
Net (loss) for the Quarter ended September 30, 1997          --            --            --         (180,075)      (180,075)
                                                       ----------   -----------   -----------    -----------    ------------
Balance September 30, 1997                             19,615,454   $    19,615   $ 5,989,390    $(8,252,962)   $(2,243,957)
Issuance of shares in conversion of debt                2,375,919         2,376       985,789                        988,165
Issuance of shares for fees and services                8,300,000         8,300       537,100                        545,400
Issuance of shares in legal settlement                  1,150,000         1,150       439,075                        440,225
Issuance of shares for intellectual property            2,000,000         2,000          --                            2,000
Receivable due from related parties reflecting
the sale of stock Rule 16-b)                                 --         410,016       410,016
Receivable due from related parties                       333,535       333,535
Net (loss) for the Quarter ended December 31, 1997           --            --            --       (1,229,065)     (1,229,065)
                                                       ----------   -----------   -----------    -----------    ------------
Balance at year end December 31, 1997                  33,441,373   $    33,441   $ 8,694,904    $(9,482,027)   $   (753,682)


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                        TO SEPTEMBER 30, 1999 (UNAUDITED)

                                                                 RESTATED               Additional       Deficit
                                                                COMMON STOCK              Paid-in        From
                                                                                                       Inception
                                                           Shares           Amount        Capital       To Date          Total
                                                           ------           ------        -------       -------          -----

Issuance of shares in conversion of debt                 1,036,064           1,036         260,882                       261,918
February 1, 1998, adjustment of shares to
  effect a one-for-ten reverse split                   (31,029,693)           --              --            --
Issuance of shares for a commitment to a
 financing agreement                                     1,580,278          15,803       4,984,197                     5,000,000
Issuance of shares for services                             10,000             100                                           100
Issuance of shares for cash                                200,000           2,000         598,000                       600,000
Net reversal of Receivable due from related
 parties reflecting the sale of stock Rule
 16(b)                                                                                    (17,197)                       (17,197)
Net (loss) for the Quarter ended March 31, 1998                                                     $ (1,097,930)   $ (1,097,930)
                                                         ---------    ------------    ------------  ------------    ------------
Balance at March 31, 1998                                5,238,022    $     52,380    $ 14,520,786  $(10,579,957)   $  3,993,209
Issuance of shares for fees and services                    10,500             105         124,371                       124,476
Issuance of shares for cash                                233,333           2,334         697,665                       699,999
Net (loss) for the Quarter ended June 30, 1998                --              --              --        (735,893)       (735,893)
                                                         ---------    ------------    ------------  ------------    ------------
Balance at June 30, 1998                                 5,481,855    $     54,819    $ 15,342,822  $(11,315,850)   $  4,081,791
                                                         =========    ============    ============   ===========    ============
Issuance of shares for fees and services                   101,000           1,010         396,990                       398,000
Issuance of shares for cash                                 24,667             247          73,753                        74,000
Issuance of shares for legal settlement                    600,000           6,000       2,762,900                     2,768,900
Inventory                                                   18,000          18,000
Net (loss) for the Quarter ended September 30, 1998           --              --             --       (1,212,055)     (1,212,055)
                                                         ---------    ------------    ------------  ------------    ------------
Balance September 30, 1998                               6,207,522    $     62,076    $ 18,594,465   (12,527,905)   $  6,128,636
                                                         =========    ============    ============   ===========    ============


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                        TO SEPTEMBER 30, 1999 (UNAUDITED)



                                                              RESTATED             Additional     Deficit
                                                            COMMON STOCK            Paid-in        From
                                                                                                 Inception
                                                       Shares         Amount        Capital       To Date          Total
                                                       ------         ------        -------       -------          -----
Adjustment fo Waite & See Agreement                                              (4,684,197)                   (4,684,197)
Shares returned to Treasury Stock                    (270,200)        (2,702)                                      (2,702)
Issue of shares for fees and services                  51,390            513                                          513
Reclassifying of debt forgiveness                                                  (968,901)                     (968,901)
Net (loss) for Quarter ended December 31, 1998                                     (136,752)                     (136,752)
Balance at Year End                                                                               (666,133       (666,133)
Balance at December 31, 1998                        5,988,712         59,887     12,804,615    (13,194,038)      (329,536)
                                                    ---------         ------     ----------    -----------       --------
Issue of shares for service                            15,000            150                                          150
Issue of shares January 11, 1999                           25                        16,725                        16,725
Net (loss) for Quarter ended March 31, 1999                                                        (79,408)       (79,408)
Issue of shares for fees and services                  51,390            513                                          513
Reclassifying of debt forgiveness                                                  (968,901)                     (968,901)
Net (loss) for Quarter ended December 31, 1998                                     (136,752)                     (136,752)
Balance at December 31, 1998                        5,988,712         59,887     12,804,615    (13,194,038)      (329,536)
                                                    ---------         ------     ----------    -----------       --------
Issue of shares for service                            15,000            150                                          150
Issue of shares January 11, 1999                           25                        16,725                        16,725
Net (loss) for Quarter ended March 31, 1999                                                        (79,408)       (79,408)
                                                    ---------         ------     ----------    -----------       --------
Balance at March 31, 1999                           6,003,737         60,037     12,821,340    (13,273,446)      (392,069)
                                                    =========         ======     ==========    ===========       ========
Net (loss) for Quarter ended June 30, 1999                                                          (1,296)        (1,296)
Balance as of June 30, 1999                         6,003,737         60,037     12,821,340    (13,274,742)      (393,365)
Shares issued for service                             150,000
Reduction of note receivable                                                         22,000                        22,000
Net (loss) for quarter ended September 30, 1999                                                       (204)          (204)
                                                    ---------         ------     ----------    -----------       --------
Balance at Quarter ended September 30, 1999         6,153,737         60,037     12,843,340    (13,274,946)      (371,569)
                                                    =========         ======     ==========    ===========       ========


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended         1/13/87
                                                                                         (Inception) to
                                                            September       September      September
                                                             30, 1999       30, 1998       30, 1999
                                                           (Unaudited)     (Unaudited)    (Unaudited)
                                                           -----------     -----------    -----------
Reconciliation of Net Loss to Net Cash
  Used in Operating Activities:
Net Loss                                                 $    (80,909)   $ (3,045,877)   $(13,077,367)
                                                         ------------    ------------    ------------
Adjustments to Reconcile Net Loss to
  Net Cash Provided by (Used in)
  Operating Activities:
  Book value of assets sold                                     6,182            --            12,665
  Loss on disposition of securities or fixed assets                            13,030          11,580
  Depreciation and amortization                                 3,655          60,859         289,583
  Amortization of Debt Issuance cost                                               --         625,000
  Issuance of stock for director's fees and employment
    services                                                                  327,575       1,289,874
  Issuance of stock for consulting & legal fees                                               283,181
  Issuance of stock for Property Rights                                       375,000           2,000
  Issuance of stock in legal settlement                                       165,000         856,208
  Discount on Convertible Debentures                             --              --         1,750,000
  Interest Expense converted to Stock                                                          98,795
  (Increase) decrease in assets:
    Accounts Receivable                                        13,297                          13,297
    Note & Interest receivable                                                             (4,792,347)
    Prepaid expenses                                             --           (14,145)        (38,684)
    Deposits/Retainers                                          1,210         (34,882)          1,210
    Legal Retainer                                             37,174
    Other assets                                                                               23,877
  Increase (decrease) in liabilities:
    Accounts Payable                                          (24,637)        129,436         326,220
    Accrued expenses                                           (6,054)       (123,625)         48,992
    Due to related parties                                       --              --           252,590
                                                         ------------    ------------    ------------
Total Adjustments                                              30,827         898,248       1,054,041
                                                         ------------    ------------    ------------
Net Cash Used in Operating Activities                         (50,082)   $ (2,147,629)   $(12,023,326)
                                                         ============    ============    ============
Cash Flows from Investing Activities:
  Cash from sale (purchase) of equipment                         --              --           (78,114)
  Cash from sale (purchase) of Intellectual Rights               --              --          (150,000)
  Capitalized organization costs                                 --              --          (150,924)
    Net Cash Used in Investing Activities                        --              --          (379,038)

Cash Flows from Financing Activities:
  Proceeds from issuance of capital stock,
    net of offering costs                                         150       1,373,999       4,546,095
  Proceeds from debt converted to capital stock                  --              --           250,000
  Proceeds from debt, net of costs                               --              --         5,122,936
  Proceeds from debentures, net of costs                         --              --         4,375,000
  Principal payments on debt paid in capital                   38,725          (8,756)     (1,889,444)
                                                         ------------    ------------    ------------
      Net Cash Provided by Financing Activities                38,875       1,365,243      12,404,587
                                                         ------------    ------------    ------------
Net Increase (Decrease) in Cash                               (11,207)       (782,386)           2223
Cash at beginning of period                                    13,430         873,199              --
                                                         ------------    ------------    ------------
                                                                2,223    $     90,813
                                                         ============    ============    ============
Cash at end of period


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

8. The Company has entered into a financing agreement dated January 13, 1998, as amended on February 3, 1998, between Dr. Jackie R. See, Thomas E. Waite and the Company for the funding of the Company up to $10,000,000. Dr. Jackie R. See is a Director of the Company. Thomas E. Waite was Chairman of the Board, President and Chief Executive Officer of the Company. On February 3, 1998, the Company issued 790,139 shares to each Dr. Jackie See, M.D. and Thomas E. Waite in connection with this private placement. All shares owned by Dr. Jackie See and Thomas E. Waite, have registration rights. These registration rights have been exercised and upon the registration statement becoming effective (July 28, 1998), the shares can be sold in accordance with the Securities Act of 1933, subject to state securities laws. On March 31, 1999, the Promissory Note balances of 4,684,197 plus accrued interest of $259,545 were due and payable. Neither Dr. See nor Thomas E. Waite paid their respective Promissory Note balances plus interest on March 31, 1999 and these notes and interest balances are now in default. See Note 9 "Contracts & Agreements", Note 10 "Contingencies" and Note 11 "Subsequent Events".In May of 1999, the Company accepted the transfer of technology for treatment of Psoriasis from Dr. Jackie R. See as payment in full of Dr. See's obligation on the $2,492,099 Promissory Note plus accrued interest payable by Dr. See to the Company. In this regard, the Company obtained an evaluation of the intellectual property transferred from Colorado Research Foundation, which valued the property at in excess of $100,000,000. The Company discounted that valuation to the value of the promissory note in question. Because the asset was acquired from a related party, it is carried on the Company's books at predecessor cost, which is $0.00.

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

         During fiscal years 1994 through 3rd quarter 1999, the Company's activities consisted primarily of raising capital, identifying a core management team, developing a patent application for LLPGE1 and the submission of this application to the U.S. Patent and Trademark Office, which resulted in the issuance of Patent No. 5,718,917, concluding manufacturing scale up and initial clinical trials and formulating both a commercialization and clinical development strategy. The Company has considered and evaluated additional products and market potential for those products in order to enhance its own current product portfolio and intends to continue this strategy for future corporate development.

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

Results of Operations for the three months ending June 30,1999 and June 30, 1998
--------------------------------------------------------------------------------


         During both quarters ending September 30, 1999 and September 30, 1998, the Company had no net sales, and, accordingly, had no cost of sales for those quarters. During that time, the Company has remained focused on 1) completing the required regulatory review process for its Male Intraurethral product, 2) introducing the new male and the new female sexual dysfunction products, and 3) forming alliances for securing a joint venture or licensing agreement. The Company intends to focus on promotions of their products only after completing the regulatory review process.

         During  second   quarter   ending   September   30,  1998,   General  &
Administrative expenses exceeded the period ending September 30, 1999 by $718,740. In 1998, the Company was operating out of 3 offices with a management team of about 7 employees, none of which exists during the first quarter 1999.

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

         Research & Development costs for the third quarter ending 1998 exceeded the third quarter 1999 by $352,443. During 1998, the Company was incurring large research consulting fees and was in the middle of clinical trials for the Male Intraurethral product. In addition, they were beginning tests for the FSAD (female sexual arousal disorder) product. As a result of lack of financing, very little activity in clinical trials and Research & Development has taken place during the third quarter 1999.

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

Liquidity and Capital Resources
-------------------------------

         To complete the regulatory process for its products, the Company estimates it will need as much as $12-million for the Female Topical Product, potentially $10-million for the Male Topical Product and as much as $12-million for the Male Intraurethral Product. For the next six months, expected costs to be incurred for research & development is $1,983,000, which includes clinical trials on the Male Intraurethral Product as well as the Male and Female Topical products. Up to an additional $20- million may be required to complete testing and bring to market the Company's additional products. However, regulatory and testing costs per product for these additional products are projected to be lower due to data generated by the CMC, animal and clinical data related to the Male Intraurethral Product.


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

1.   Legal Proceedings Reportable during Third Quarter 1999:

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

Dated:   December 15, 1999


                                           HARVARD SCIENTIFIC CORP
                                                 (Registrant)


Date:    December 15, 1999                 By:/s/Irwin Miller
                                              ------------------
                                              Irwin Miller
                                              CEO & Director