Form 10KSB
period 1999-12-31
HARVARD SCIENTIFIC CORP
filed 2000-05-26
CIK 1006598

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) of the

                             SECURITIES ACT OF 1934

                   For The fiscal year ended December 31, 1999

                         Commission File Number 0-28392

                            HARVARD SCIENTIFIC CORP.
                 ----------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    Nevada                                 88-0226455
                   ---------                               ----------
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


                     Common Stock, Par Value $0.01 Per Share

                   Preferred Stock, Par Value $0.01 Per Share

                                (Title of Class)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X   Yes       No
 ---        ---
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

Based on the average of the high and low bid and ask prices for the Registrant's shares of common stock of $.475 on May 24, 2000, such market value is calculated net of 6,933,700 affiliate shares which equals $ 2,951,525.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date. As of May 25, 2000 there were 13,147,437 shares of Common Stock outstanding. 1

                                     PART I

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

         The Company is a development stage biopharmaceutical company whose corporate objective is to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and determine the potential market for such products. The Company intends to conduct and conclude, either on its own or with the assistance of an industry partner(s), all clinical testing necessary for regulatory approval of such products from the U.S. Food and Drug Administration ("FDA") or similar regulatory agencies in foreign countries in order to initiate marketing and establish distribution channels for its products.

Products:

         Thus  far,  the  Company  has  developed  five  products   designed  to
ameliorate sexual dysfunction and licensed worldwide a technology for the treatement of Psoriasis:

(1) An intrameatal therapeutic treatment for erectile dysfunction ("Male Intrameatal Product")
(2) A topical therapeutic treatment for male erectile dysfunction ("Male Topical Product") (3) A topical therapeutic treatment for female sexual dysfunction ("Female Topical Product").

(4) An orally administered form of liposomal, lyophilized Apomorphine ("LL Apomorphine") for the treatment of male erectile dysfunction ("Male Oral Product"), and

(5) An orally administered LL Apomorphine for the treatment of female sexual dysfunction ("Female Oral Product").

(6) Exclusive worldwide license for manufacture and marketing of lyophilized liposomal PGE-1 topically applied compound for the treatment of Psoriasis.

         PGE1 and Alprostadil, the active ingredients in the Company's products, have already been approved by the FDA. In each of the Company's products, a substance (Prostaglandin E1 ("PGE1") in the case of the Male Intrameatal, Male Topical and Female Topical Products, and Apomorphine in the case of the Male and Female Oral Products is encapsulated in liposomes and then lyophilized (freeze-dried). This process provides the product with stability, a shelf life recently proven to be at least 12 months at room temperature. LLPGE1 is an oxygenated, unsaturated cyclic fatty acid that occurs naturally in all cells of the body. For over 20 years, the FDA has approved PGE1 for therapeutic use as an intravenous infusion in newborn babies with congenital heart defects. PGE1 has also been approved by the FDA in the past three years, for the treatment of erectile dysfunction, as an injection and as an intra-urethrally administered pellet.

         In the case of the Male Intrameatal Product, the lyophilized material is reconstituted through the use of a non-irritating dilute detergent, which lyse the liposomes, releasing the PGE1 into solution. This solution is then applied via the urethral meatus (the opening at the end of the urethral tract at the tip of the penis). In the case of the Male Intrameatal and the Male and Female Topical Products, the agent is freeze dried and encapsulated in liposomes and later reconstituted to form an aqueous solution suspended in a cream base, a small amount of which is administered locally to the male's penis glands or female's external vaginal area. In the case of the Male and Female Oral Products LL Apomorphine is delivered orally.

         PGE1 applied intra-urethrally is absorbed across the urethral mucosa into the corpus spongiosum. Some of the dose enters the corpora cavernosum, while some of the dose goes into pelvic venous circulation. The half-life of PGE1 varies from 30 seconds to 10 minutes, and intra-urethrally administered product is barely discernible in the circulation. PGE1 causes the smooth muscle in the penile corpora to relax and dilates the penile arteries. This results in the rapid filling of the corpora with blood, which causes the compression of corporal sinusoids against the tunica albuginea, impeding venous outflow. Topically applied PGE1 has similar effects. The result is the development of an erection. LL Apomorphine works by stimulating erection-inducing centers in the brain while it is slowly released across the wall of the small intestine that the Company's product, LL Apomorphine, makes possible.

Patents and Other Intellectual Property:

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

          On February 17, 1998, The U.S. Patent Office approved and assigned Patent No. 5,718,917 to the Company for an invention "PGE1 Containing
Lyophilized Liposomes For Use In The Treatment of Erectile Dysfunction," refereed to as LLPGE1. In June 1998, the Company filed an application for a Patent in numerous regions and countries (Australia, Brazil, Canada, China, the Czech Republic, Eurasia, Europe, Hungary, Iceland, Israel, Japan, Mexico, New Zealand, Norway, Poland, Korea, Singapore, Slovakia, Turkey and the Ukraine). In addition, in June 1998, the Company submitted an application with the U.S. Patent and Trademark Office, for its development of a new method for treating male erectile dysfunction via the intrameatal administration of an aqueous ("liquid") solution containing two vasodilators, PGE1 and Papaverine.

         On October 8, 1999, the Company effectively received a worldwide license to manufacture and market certain intellectual property of Bio Sphere Technology, Inc. for the treatment of Psoriasis with special lotions which do not have detergent or surfactaut properties allowing for sustained release of active PGE-1 to the dermins of the skin. This is not a patented or patent pending technology and is therefore based upon the know how and trade secrets of Bios Sphere Technology, Inc. and its principal, Dr. Jackie See.

         On April 4, 2000, The U.S. Patent Office issued to the Company Patent No. 6,046,240 for an invention providing a method for treating female sexual dysfunction or a method for female sexual enhancement with the administrtion to the vagina of a topical cream with the PGE1 compound.

            There can be no assurance that these patents and licenses will be effective to protect the Company's products covered duplication by others. In addition, there can be no assurance that the Company will be able to afford the expense of any litigation that may be necessary to enforce its rights under these patents and licenses or other patents and licenses the Company may obtain. Although the Company believes that its products do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has or may occur. In the event that the Company's products are determined to infringe upon the patents or proprietary rights of others, the Company could be required to modify its products or obtain a license for the manufacture and/or sale of the products, or could be prohibited from selling the products. There can be no assurance that, in such an event, the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon the Company. There can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If the Company's products are deemed to infringe upon the patents or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could also have a material adverse effect on the Company.

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

Liquidity:

         Since inception, the Company has generated limited revenues and incurred significant losses, including losses of $57,183, $2,545,531, and $5,816,241 for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. Losses are continuing through the date of this filing, and the Company anticipates that it will continue to incur such losses until such time, if ever, as the Company generates sufficient levels of revenues from product sales to offset its operating costs. The Company believes that generation of such revenues is dependent upon licensing, entering into joint ventures the Company's ability to obtain FDA and/or foreign jurisdiction approval for the marketing of its products. However, there can be no assurance the Company will be able to operate profitably.

         The Company has incurred research and development costs of $46,079, $1,035,638, and $1,374,675 for the years ended December 31, 1999, 1998 and 1997 respectively.

Future:

         In  1999  The  Company,  due  to a  lack  of  funding  and  changes  in management, placed on hold its application activities with the FDA. During the year 2000 the Company intends to reorganize and review its business strategy for obtaining necessary regulatory approvals from the FDA and/or foreign jurisdictions for the marketing of its products.

         The  Company  will  continue  to qualify  products  in  development  to determine safety, effectiveness, market potential, and time and cost to commercialization. In addition, the Company is reviewing existing pharmacological agents of other pharmaceutical companies that could be made more effective by utilizing the Company's delivery system technology. As of this date, the Company is concentrating its personnel and financing resources for the five sexual dysfunction products and the psoriasis treatment product.

         The Company through its recently acquired Signetics. Net division will continue the development of an ovulation monitoring device and plans to bring this to market initially in Canada within the next 12 months. Signetics. Net will also plans to review other developed technologies for commercialization.

                                   The Market

The Market for Male Sexual Dysfunction

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

The Market for Psoriasis

         Approximately three million people in the United States are afflicted by Psoriasis and the disease consumes about two billion dollars allocated to health care each year. According to the National Psoriasis Foundation, there are approximately 2.4 million patient visits annually to dermatologist by Psoriasis patients, with each dermatologist seeing an average of 28 patients per month. The majority of the patients receive a topical steroid therapy, however most patients develop a tolerance to the cortical steroid lotions and there is lack of long term control of their Psoriasis. A topically applied product utilizing PGE-1 with a capture rate of 5% of the U.S. market would generate over $100,000,000 in sales potential.

                                   Competition

Competition for  Male Sexual Dysfunction Product

The market for treatment of sexual dysfunction is emerging and evolving and is characterized by a number of entrants. The Company faces competition from a number of existing and potential competitors. Prostaglandin E-1 ("PGE1") is a naturally occurring vasodilator originally approved by the FDA for intravenous infusion in neonates. In 1995, PGE1 was approved by the FDA for use in Pharmacia & Upjohn Inc.'s Caverject, which is administered by needle injection as a treatment for male erectile dysfunction. The FDA approved PGE1 again by needle administration via Edex(R), a Schwartz-Pharma product. Senetek also produces PGE1 in injectable formulations. Upjohn's product has received regulatory approval worldwide, Schwarz-Pharma's product is approved for use in the United States and Europe, and Senetek's product has received FDA approval for sale in the United States.

         The product most similar to the Company's Male Intrameatal Product is produced by Vivus, Inc., and was approved by the FDA in November 1996. It consists of a pellet containing PGE1 that is released into the urethra via the specialized MUSE(R) device designed specifically for this purpose. This product, like injectable PGE1, has the potential for side effects, including dizziness, prolonged erection, priapism, headache, nervousness, drop in blood pressure and pain at application.

         Macrochem and NexMed are currently undertaking Phase I clinical trials of a topical solution containing PGE1. These products would compete directly with the Company's Male Topical Product, which has not yet commenced Phase I clinical trials.

         There are tablet formulations of the Male sexual dysfunction products (phentolamine and sildenafil) currently being evaluated for New Drug Application ("NDA") approval by the Food and Drug Administration ("FDA"). NDA's for these oral products have recently been submitted to the FDA. The tablet formulations have potential benefits for patients who suffer from mild to moderate Male sexual dysfunction problems. However, clinical trials have shown that they cause various side effects due to systemic vasodilatation, which must be overcome. Pfizer, developer of Viagra(R), and Zonagen(R) are the two known competitors that are developing tablet formulations. Viagra(R) was approved by the FDA in March 1998. Zonagen(R) has not yet been approved by the FDA. The Company is developing its own oral formulation of liposomal, lyophilized Apomorphine ("LL Apomorphine") to compete with these oral drugs through its Male Oral Product. Apormorphine has been used without life threatening side effects since 1869 but can be associated with significant nausea and vomiting.

         Other forms of competition are penile implants and vacuum pumps. However, the Company anticipates that the market for these devices will decline with the increasing awareness of various drug formulations which provide a more natural erection.

Competition for Female Sexual Dysfunction Product:

         A product for the treatment of Female sexual dysfunction is fairly new to the market. Pfizer Inc. has submitted an IND to assess Viagra(R) in Phase I trials for the treatment of female sexual dysfunction. No data has been generated to suggest efficiency or inefficiency. Many of the Male sexual dysfunction products noted above are competitive, or potentially competitive, with the Company's Male sexual dysfunction Products, and may be adaptable as Female sexual dysfunction Products. It is the Company's belief that there are no other companies with female sexual dysfunction products in development.

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

         Based upon third party opinion, the Company's liposomal PGE-1 lotion for use as a treatment for psoriasis will be effective and safe. PGE-1 is a known effective agent for treating inflammation and immune system abnormalities.

General

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

                          Production and Manufacturing

General:

         The Company does not own or lease any manufacturing facilities, does not manufacture the products or any of their ingredients, and will purchase all ingredients from unaffiliated suppliers, including FDA validated suppliers of LLPGE1. The Company does not now have any contracts with manufacturers, although it is in the process of negotiating such contracts. Although the Company believes that there are adequate suppliers and manufacturers sufficient to satisfy the Company's requirements, the terms on which suppliers and manufacturers will be available could have a material effect on the success of the Company.

Dependence on Third-Party Research:

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

                                    Marketing

         The commercial success of the Company's products will require acceptance by urologists, gynecologists, dermatologists, family practitioners with a significant elderly female and/or male clientele, medical doctors practicing as sex therapists and the medical community as a whole. Such acceptance will depend in large part on the results of the clinical trials and the conclusion by these physicians that the Company's products furnish a safe, cost-effective and acceptable method of treatment. Accordingly, achieving market acceptance of the Company's products will require substantial marketing efforts and expenditure of significant funds to educate doctors, pharmacists, and the public about what the Company believes are their advantages and benefits. To that end, the Company will soon begin negotiations with potential distributors for major international pharmaceutical companies in the United States, European, South American and Asian markets. As is customary in the biopharmaceutical industry operating in these markets, the Company anticipates that these distribution agreements if reached, as to which there can be no assurance, will provide for the distributor to pay to the Company up-front licensing fees and milestone payments. In addition, the distributor will be responsible for the costs of registration and/or FDA or regulatory approval and validations. Based on market studies undertaken by the Company, it expects that sales of LLPGE1 products, both in the United States and internationally, may generate material revenues to the Company by the end of 2001, or possibly sooner with regard to the Male and Female Topical Products.

                                    Employees

         The Company had no full time employees at December 31, 1999. On December 22, 1999, the CEO and Chairman of the Board, Irwin Miller, resigned all of his positions with the Company. On January 13, 2000, Stuart Brame was elected as president. He has agreed to work at no salary. The Company will be required to retain other qualified personnel, for whose services the Company will be in competition with other employers, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to hire or retain such other qualified personnel.

                                    Insurance

Officers and Directors:

         The Company currently has no Directors and Officers insurance.

Product Liability:

         The Company currently has no product liability insurance. Upon the commencement FDA trials the Company will seek to obtain a policy with minimum coverage of $1,000,000, with increases to such required levels of insurance as its products are commercialized. There can be no assurance, however, that the Company will be able to obtain, maintain or increase its insurance on acceptable terms or at reasonable costs, or that such insurance will provide the Company with adequate coverage against potential liabilities.

Business Interruption Insurance:

         The Company does not currently maintain business interruption insurance coverage.

                              Government Regulation

         The Company is subject to various FDA regulations and/or foreign regulatory bodies which govern or influence the research, testing, manufacturing, safety, labeling, storage, record keeping and advertising and promotion of pharmaceutical products and medical devices.

         The Company received a warning letter from the FDA in May of 1999 regarding numerous procedural failures on the part of the Company and/or its agents in the processing of IND number 50502. The then current management of the Company responded with a letter of explanation. The FDA is still investigating the circumstances surrounding an allegedly falsified 135 patient study included in an article (for publication allegedly authored by Dr. See and Dr. Crenshaw) referred to in several locations of IND application number 50,502. The Company is providing full cooperation to the FDA for acts committed by previous management regarding this IDN application which the Company cancelled in 1998.

         The Company believes it is in substantial compliance with all material federal and state laws and regulations. There can be no assurance, however, that the Company will be able, for financial and other reasons, to continue to comply with applicable laws, rules and regulations. Failure or delay by the Company and/or its designated agents to comply with FDA regulations or other applicable regulatory requirements could subject the Company to civil remedies, including fines, suspensions, delays of approvals, injunctions, recalls or seizures of products, operating restrictions, as well as potential criminal sanctions, which could have a material adverse effect on the Company.

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

         At present, the Company plans to distribute its products to various countries and regions world wide, and management believes that such distribution may generate material royalty revenues by 2002. However, such distribution of the Company's products outside the United States will also be subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, and the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements with respect to a Company products would prevent the Company from marketing their products in such foreign country or countries, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The manufacturing processes of the Company's products will be subject to certain regulatory guidelines. The FDA establishes these guidelines as GMP (Good Manufacturing Practice). All pharmaceutical manufacturers must conform to these guidelines. The FDA inspects these facilities on a regular basis and notes any deficiencies. The facility must correct such deficiencies within a specified period of time.

         Any new pharmaceutical facility must go through a strict inspection by the FDA, in a full audit, and then adhere to the guidelines. Any facility not adhering to these guidelines is subject to FDA regulatory action.

                           Collaborative Arrangements

         The Company operates as a "virtual company" and relies on subcontracting and collaborative arrangements for much of its research and development, manufacturing, clinical trial and marketing operations. The Company intends to continue to seek and enter into collaborative arrangements with pharmaceutical consulting, manufacturing and distribution concerns to eventually manufacture and distribute its products.

                          Other Financing Arrangements

On January 13, 2000, the Company entered into an option agreement with Optima Financial as part of a financial consulting agreement to provide reorganization consulting services. The option provides for the acquisition of 2,000,000 shares of common stock of the Company at a price of $.07 per share for a term of one year. As of May 25, 2000, Optima Financial has exercised 950,000 shares of this option providing interim funding for the Company during reorganization and management change.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Registrant had no office lease commitments at December 31, 1999:

         The Registrant does not own any real estate, nor is the Registrant engaged in the business of investing in real estate or real estate mortgages.

ITEM 3.  LEGAL PROCEEDINGS

Legal Proceedings Resolved:

(a) Enza Vitiello Baldari v. David E. Jordan v. Harvard Scientific, Case No. 99-6451, District Court Southern Florida; this case was settled in March, 2000 for 125,000 shares of common stock in the Company subject to the return of certificates for 1,000,000 shares of stock previously issued to the direction of David E. Jordan. Shares will be issued at the rate of 15,000 per month, with the Company having the option to pay $1.25 per share to pick up any of the remaining options through September, 2000.

(b) Eric N. Savage v. Harvard Scientific Corporation, Case No. A381022 filed on November 10, 1997, Superior Court, Clark County, Nevada; settled on or about May 10, 2000 for 65,000 shares of common stock in the Company. The company has retained certain option rights to reacquire these shares should the price of its common justify the same to the company.

Legal Proceedings Unresolved:

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

On February 19, 1998, the Company renewed it's previous notices of termination and renoticed the termination of the licensing agreement with Pharma, and demanded binding arbitration under Nevada law of the existing disputes between the parties pursuant to the terms of the licensing agreement. Pharma has retained Nevada counsel and arbitration is being pursued. There has been no activity on this case of any consequence during 1999.

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

(c) Hardesty; Ltd. V Harvard Scientific Corp. et al, Case CV99-05715 filed on October 22, 1999, in the Second Judicial District Court, Washoe County, State of Nevada. Hardesty, Ltd challenges it rendered legal services and advanced costs for Defendant from December 1997 through December 1998 in excess of $10,000.

(d) RK Company v. Harvard Scientific Corp. dba Vibragen Inc., Case No. 99 C 4261, United States District Court, Northern District of Illinois, Eastern Division. Plaintiff alleges securities fraud perpetrated by Defendant and/or its agents to induce Plaintiff to invest and hold securities in Harvard Scientific.

NOTE 11 - UNCERTAINTY - GOING CONCERN

The financial statements of the Company have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional equity capital from other sources. It is uncertain whether the Promissory Notes due from the former Officer/Director Mr. Waite will be collectd.

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

(c)  The company has cancelled plans to change the name to Vibragen, Inc.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company began trading on the system of the National Association of Securities Dealers, Inc. (NASD) known as the OTC Electronic Bulletin Board under the symbol "HVSF" in June 1995. It has been trading under the symbol "VGEN" since April 1999.

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

         The following table sets forth the range of high and low bid quotations for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and do not necessarily represent actual transactions:

                              Common Stock

                       Quarter Ended  High Bid     Low Bid

           ---------------------------------------------------
                      March 31, 2000        $.94         $.78
                   December 31, 1999        $.16         $.11
                  September 30, 1999        $.17         $.14
                       June 30, 1999        $.81         $.75
                      March 31, 1999                     $.63
                                           $1.56

                   December 31, 1998                     $.94
                                           $4.78

                  September 30, 1998       $8.31        $6.19
                       June 30, 1998       $9.75        $3.67
                      March 31, 1998       $9.40        $3.00
                   December 31, 1997      $14.10        $2.90
                  September 30, 1997      $22.50        $9.40
                       June 30, 1997      $61.90       $12.50
                      March 31, 1997      $81.30       $25.00
                   December 31, 1996      $26.20        $8.70

         The approximate number of record holders of the Registrant's capital stock as of May 15, 2000 was 217. Effective through February 28, 1999, the transfer agent and registrar for the Common Stock was Olde Monmouth Stock Transfer Co., Atlantic Highlands, New Jersey. Effective March 1, 1999, the Company changed transfer agents to Nevada Agency and Trust & Co., Reno, Nevada.

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

OVERVIEW:
--------

Harvard Scientific Corp. is a biopharmaceutical drug development company. The Company's corporate objective is to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and to determine the potential market for such products. The Company intends to conduct and conclude, either on its own or with the assistance of an industry partner(s), all clinical testing necessary for regulatory approval of such products from the U.S. Food and Drug Administration ("FDA") and/or similar regulatory agencies in foreign countries in order to initiate marketing and establish distribution channels for its products. The Company is currently focused on three of its four products, each of which uses the Company's patented formula of lyophilized liposomal Prostaglandin E1 ("LLPGE1"): (i) an intraurethrally administered treatment for male erectile dysfunction ("Male Intraurethral Product"), and (ii) a topically applied cream treatment for male sexual disorder ("Male Topical Product"), and (iii) a topically applied treatment for female sexual arousal disorder ("FSAD") in both a gel-base and an aqueous solution spray ("Female Topical Product").

The Company also has acquired the rights for an oral delivery treatment whereby lyophilized liposomal delivery of Apomorphine will be developed to treat male sexual disorder. A capsule that contains lyophilized liposomal Apomorphine is taken orally by the patient. The capsule is designed to pass through the stomach (acidic pH) without degradation or uptake of the drug and into the small intestine (basic pH) whereby the capsule is dissolved and Apomorphine is then gradually released from the liposome. The Company believes this will alleviate the undesired side effects of nausea and vomiting normally associated with Apomorphine.

The Company plans to license each of these products to pharmaceutical companies for marketing and worldwide distribution upon approval by the U.S. Food and Drug Administration and/or other foreign regulatory agencies. The Company has previously attempted discussions with several globally recognized pharmaceutical companies regarding licensing of its LLPGE1 products for male and female sexual disorder treatment. During the 3rd quarter of 1998, the Company entered into Letter(s) of Intent ("LOI") with two such companies. These LOI's did not work for the Company resulting in backward momentum for the Company during 1999, resulting in the resignation of the Thomas Waite management and Director group in early 1999, the installation of the Ira Miller management group and resignation thereof on December 22, 1999. Upon resignation of the Ira Miller management group in December of 1999, the Company was faced with responding to several large lawsuits without any source of funds, over $2,000,000 of accounts payable and a share price of under $.10 per share. The remaining Board of Directors began to prepare the company for filing of Chapter XI Bankruptcy Reorganization while continuing discussions with possible financing and reorganization groups. On or about January 13, 2000, negotiations resulted in the Company entering into an agreement with Stuart Brame and David Nelson of Optima Financial to acquire for stock a company or companies with a minimum independent evaluation of $4,000,000. Stuart Brame was elected President and Director, with Optima Financial being retained by the Company as exclusive financial consultants to the Company to assist in reorganization, the settlement of debts and outstanding litigation and facilitating new funding for the Company. Funds were advanced by Optima Financial to satisfy certain immediate obligations of the Company including the funds to overturn a $2,500,000 default judgment in the RK Company case and the maintenance of patent filings for the female patent which subsequently issued on February 26, 2000, with publication occurring on April 6, 2000.

The transaction with Stuart Brame along with David Nelson and Optima Financial has proceeded as planned with funds advanced to the Company for the purchase of shares pursuant to an option with Optima Financial to acquire 2,000,000 shares of the Company's common stock to provide much needed interim funding. Stuart Brame acting as President, along with the consulting assistance of Optima Financial has provided the leadership to turn the Company around with a new positive direction. As part of the transaction entered into on January 13, 2000, the Company has agreed to acquire for convertible preferred stock and/or common stock at a price .33 per share all of the common stock in Signetics.net, a Nevada corporation with diagnostic technology relating to the detection of ovulation within the human female. Signetics.net with the existing technology for an ovulation detection meter has been independently evaluated by Newcomb & Company, a NASD Broker/Dealer at between 4.3M and 6.5M based upon substantially discounted pro forma income statements. Signetics.net, as a wholly owned subsidiary will continue with the final development of the ovulation detection device under the direction of Dr. Rick Millis as President. Dr. Millis is a Professor of BioPhysics at Howard University, Washington, D.C., well published, known in his field and has over 15 years of involvement with the development of the subject ovulation detection device. Signetics.net intends to begin formal trial testing of the ovulation detection device in a Canadian based fertility clinic simultaneously with an application for pre marketing approval in Canada within the next 120 days as a Class 1 medical device, non evasive, with no chance of harm to the user. Completion of trial testing and Canadian approval for pre marketing is anticipated within six - nine months. Upon completion of Canadian testing and receipt of pre marketing approval, Signetics.net will apply for FDA approval with the filing of a form 510-K, along with additional testing should the same be required. The Canadian pre-market approval process application follows the same format as the FDA 510-K application program.

Referencing the male and female sexual disorder products, the Company believes a sizable market already exits for both male and female sexual disorder and that this market will continue to expand as effective products are approved for treatment. With the recent issuance and publication of the Female Topical Product patent (patent information set out below) for the treatment of FSAD, the Company is quite confident of developing licensing and/or joint venture production and marketing agreements to generate substantial revenues for the Company. Licensing and/or joint venture agreements will not be limited to the FDA controlled US market but will be pursued in selected international markets where the Company maintains patent protection. In conjunction with potential licensing, the Company will be reviewing with patent counsel possible infringement by other companies of its recently published Female Topical Product Patent, # 6,046,240.

The market for treating female sexual arousal disorder ("FSAD") is relatively new when compared to the male sexual disorder treatment market. In fact, certain world-renowned authorities and some market analysts are suggesting that the market for FSAD will surely equal, if not surpass, the market for male sexual disorder. Independent studies by Dr. Irwin Goldstein, a Professor and Urologist at Boston University School of Medicine and formerly a Consultant to the Company, found that approximately 10-million women in the United States, between the ages of 50 and 74, reported a lack of lubrication on 229-million sexual intercourse occasions and 58.5 percent of the 260 female partners of impotent men he surveyed were affected with some form of sexual disorder. The Company believes its patented Female Topical Product (in which LLPGE1 is reconstituted into either a gel formulation or an aqueous solution (liquid) spray and then applied topically to the female's vaginal area) will provide a solution to this problem by enhancing blood flow within the clitoral and vaginal tissue to stimulate nerve endings for increased sensitivity in the female sex organs. The Company believes this should facilitate lubrication, thus enabling greater satisfaction and possibly sexual orgasm for the female.

The Company is moving forward with implementation of its protocols for gaining regulatory approvals. During September 1998, toxicity studies were completed on female rabbits and the results showed no toxicity and no redness or irritation at any dose or with the gel itself when observed visually each day. Therefore, there was no gross (clinical) toxicity in the LLPGE1 gel base used. The results also showed the virtual microscopic absence of inflammation at the highest dose administered. In fact, microscopic inflammation was significantly less at each escalating dose, including 1.5 mg, than when the rabbits were only given placebo gel, suggesting that the application process itself for 14 consecutive days caused very minor microscopic but not clinically apparent inflammation which was reduced by the increased blood flow into the area induced by the LLPGE1. Additionally, very minor microscopic inflammation at the highest dose administered was reduced by the increased blood flow into the area induced by the LLPGE1. The Company is currently interviewing drug trial consulting firms for preparation and submition of its application for an IND in connection with the Female Topical Product to the U.S. Food and Drug Administration in 2000.

The Company's Male Topical Product is a local treatment and will be administered directly to the end of the penis (glands) as a lotion or as a liquid spray. It is very similar in composition to the Company's new treatment product for FSAD and compliments the aqueous solution Male Intraurethral Product.

The Company previously contracted with Dr. Goldstein as its Principal Investigator in trials involving the use of the Company's patented LLPGE1 for the treatment of both male and female sexual disorder products. On August 27, 1998, the Company submitted an Investigational New Drug Application ("IND") to the U.S. Food and Drug Administration for Lyophilized Liposomal Prostaglandin E1, as an intraurethrally delivered treatment for male sexual disorder. On August 28, 1998, the FDA assigned IND Number 56,840 to the Company. Simultaneous to receiving the new IND, the Company withdrew IND Number 50,502 which is currently under investigation by the FDA for an allegedly false patient study submitted to the FDA by prior management. Mr. Goldstein is no longer a consultant to the Company. On May 18, 2000, the Company received an FDA Warning Letter regarding IND # 50502 and an investigation into an allegedly false patient study submitted to the FDA. The Company will be reviewing with the drug trial consulting firm selected the FDA issue of the allegedly falsified study submitted by prior management in 1997. Simultaneous with the warning letter from the FDA, the Company received a private request for information regarding the FDA matter from the SEC. No action has been taken at this time. The Company is aware that prior officers and Directors are under investigation by the FDA.

The Company's core technology is covered by the following issued patents: (1) U.S. Patent Number 5,718,917 issued to the Company on February 17, 1998 "PGE1 CONTAINING LYOPHILIZED LIPOSOMES FOR USE IN THE TREATMENT OF ERECTILE DYSFUNCTION". (2) U.S. Patent Number 6,046,240 published on April 4, 2000. TOPICAL APPLICATION OF PGE-1 IN LYOPHILIZED LIPOSOMES FOR TREATMENT OF SEXUAL DYSFUNCTION IN THE FEMALE. PGE-1 is the active drug agent used in the Company's Male Intraurethral, Male Topical and Female Topical Products. There can be no assurance that any of the Company's products will be commercially successful even if they are scientifically successful and gain FDA and/or other than U.S. regulatory agency approval, none of which is assured.

The Company is currently reorganizing with the settlement of outstanding litigation, accounts payable, developing a new management team along with new financing plans, product licensing strategies and acquisitions. Over the next 12 months, the Company's primary focus will be to strategically implement a new management team and business plan as it pertains to furthering the development of both male and female treatment products for sexual disorders and to secure a globally recognized pharmaceutical company as a licensing partner for its products or secure private placement financing for the Company. The Company anticipates it will: 1) submit its IND for its FSAD product to the FDA and commence clinical trials under this IND as allowed by the FDA, 2) proceed with phase II/III clinical trials and product validation of its Male Intraurethral Product to conform to the regulatory process of the FDA, 3) petition the FDA for an IND for its Male Topical Product as soon as possible and initiate clinical trials when the FDA approves the right to do so, 4) continue development with the Male and Female Oral Products, 5) continue monitoring patent applications
6)complete testing of the Signetics.net ovulation detection meter along with obtaining pre market approval in Canada to begin production and commercial sales
7) seek to identify other companies and universities with similar technologies for acquisition or joint venture and 8) and formulating strategic alliances for joint venture arrangements, licensing and distribution agreements, research and development agreements and other collaborative arrangements to assist in the development, marketing and distribution of the Company's products.

It is the belief of the Company that if an agreement with a major industry partner can be secured, the possibility exists that the regulatory process for its products could be expedited. This should enhance the Company's ability to bring its products to market more quickly, thus enabling the Company to make fuller use of the remaining life of its patent for LLPGE1 which was issued February 17, 1998 and its newly issued FSAD Patent. Without the benefit of an industry partner, the Company believes an 24 to 36 month time-line to obtain regulatory approval of the Male Intraurethral Product and the newly patented

FSAD product is probable, but there can be no assurance that the product will receive FDA approval in that time span, if ever. The Company will also pursue licensing outside of the United States for both the Male and Female products.

In addition the Company intends to prepare its previously developed home AIDS TEST kit for marketing through its subsidiary, SIGNETICS.NET. It is the intent to establish a product identity trademark for home diagnostic products to be licensed for marketing along with the ovulation detection device. An Internet web site will be established to promote and sell these products direct to the consumer. The Company may also add a line of holistic supplements and vitamins under this trademark for Internet marketing.

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

Stuart Brame currently serves without salary and received 2,000,000 shares as a signing bonus. Optima Financial will serve without payment of monthly consulting fees and has received 2,000,000 shares for its services. An additional 1,000,000 shares was issued to Alexander H. Walker, Jr. for his services as Chairman of the Board, 1,000,000 shares was issued to Curtis Orgill for his services as an officer and director and 500,000 shares were issued to Gordon Cole for his services as a director.

Results of  Operations  for the three  months  ending June 30, 1999 and June 30,
1998

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

         On February 3, 1998 (as amended), the Company entered into a financing agreement with Jackie R. See, a director and a controlling stockholder of, and consultant to, the Company, and Thomas E. Waite, former President, Chief Executive Officer, Chairman of the Board of Directors and a controlling stockholder of the Company, whereby such investors (a) purchased an initial tranche of 1,580,278 shares of the Company's Common Stock (the "Initial Shares") for an aggregate purchase price of $5,000,000, and (b) may purchase up to an aggregate of 592,604 additional shares of the Company's Common Stock (the "Additional Shares"), upon certain terms and conditions, at an aggregate maximum additional purchase price of $5,000,000. The initial funding of $5,000,000 was effected on February 3, 1998 by the delivery to the Company by each of Dr. See and Mr. Waite of a check for $7,901.39 and Promissory Notes due March 31, 1999 in the principal amount of $2,492,098.61, bearing interest at the rate of 1% above prime and secured by the shares purchased. At December 31, 1998, the Company reported total assets of $5,943,925. This compares with total assets at December 31, 1997 of $2,227,677. The primary reason for this increase in assets is a result of the two promissory notes, totaling $4,850,058 at December 31, 1998 and a decrease in cash of $859,769. Interest Income accrued for 1998 on these two notes totaled $165,861.

         The Company's total current liabilities for the year ending December 31, 1998 decreased by $2,552,260 over the total current liabilities at December 31, 1997. The difference is primarily due to a settlement agreement resolved in September 1998, eliminating the $2,800,000 principal balance of the 6% Convertible Debentures (see Part I, Notes to the Financial Statements,).

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

ITEM 7.    FINANCIAL STATEMENTS

                               RONALD D. SIMPKINS
                           CERTIFIED PUBLIC ACCOUNTANT


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
     And Shareholders of
Harvard Scientific Corp.

I have audited the balance sheet of Harvard Scientific Corp. (A Development Stage Company) as of December 31, 1999, December 31, 1998 and December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvard Scientific Corp. as of December 31, 1999, December 31, 1998 and December 31, 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

                                               By: /s/ Ronald D. Simpkins
                                               --------------------------
                                                       Ronald D. Simpkins


Reno, Nevada
May 24, 2000


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS

                                                                     December 31,   December 31,   December 31,
                                                                         1999          1998            1997
                                                                      (Audited)      (Audited)       (Audited)
Current Assets:

     Cash and cash equivalents                                       $     1,610    $    13,430    $   873,199
     Prepaid  expenses                                                      --           37,173         35,382
     Note & Interest Receivable (Note 6, 8 & 9)                        2,751,493      4,850,058         57,711
     Reserve for receivables (Note 6, 8 & 9)                          (2,751,493)    (4,850,058)          --
     Accounts Receivable - Employees                                        --           12,997           --
     Accounts Receivable - Other                                            --              300           --
     Due From Related Parties  (Note 6)                                     --             --          852,305
     Deferred debt issue costs (Note 10)                                    --             --          156,250
     Product Inventory                                                      --           18,000           --
                                                                     -----------    -----------    -----------
        Total Current Assets                                               1,610         81,900      1,974,847
                                                                     -----------    -----------    -----------
Equipment and Leasehold Improvements:
     at cost, less accumulated depreciation of $35,461
     at December 31, 1998, $11,930 at December 31, 1997
     (Notes 2 & 3)                                                          --            9,838         50,704
                                                                     -----------    -----------    -----------
Intangible Assets:
     Intellectual Property, net of accumulated amortization
        of $4,147 at December 31, 1997 (Note 4)                             --             --          156,848
     Organizational cost, net of accumulated amortization of
        $175,550 at December 31, 1999 and 1998, $140,686 at
        December 31, 1997 respectively                                      --             --           34,864
                                                                     -----------    -----------    -----------
                                                                            --             --          191,712
                                                                     -----------    -----------    -----------
Other Assets:
     Deposits                                                                300          1,510         10,414
                                                                     -----------    -----------    -----------

        TOTAL ASSETS                                                 $     1,910    $    93,248    $ 2,227,677
                                                                     ===========    ===========    ===========




    The accompanying notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    December 31,     December 31,     December 31,
                                                                       1999             1998             1997
                                                                     (Audited)        (Audited)        (Audited)
                                                                   -------------    -------------    -------------
Current Liabilities:
    Accounts payable                                               $     349,753    $     350,859    $      26,370
    Accrued expenses (Note 5)                                               --             63,662          131,694
    Obligation under capital lease - current (Note 3)                       --              8,263           16,979
    Debentures payable - Convertible (Note 10)                              --               --          2,800,000
                                                                   -------------    -------------    -------------
       Total Current Liabilities                                         349,753          422,784        2,975,043
                                                                   -------------    -------------    -------------
Long-Term Liabilities:
    Obligation under capital lease - non-current (Note 3)                   --               --              6,317
                                                                   -------------    -------------    -------------

Stockholders' Equity:
    Common Stock, $.001 par value;                                   100,000,000                            shares
       authorized;  6,153,737, 5,988,746 and 3,344,137
       shares  issued and  outstanding  at December 31,
       1999, December 31, 1998 and December 31, 1997                      61,537           59,887           33,441
    Preferred Stock, 10,000,000 shares authorized, none
       issued and outstanding                                               --               --               --
    Additional paid-in capital                                        12,841,840       12,804,614        8,694,904
    Deficit accumulated during the development stage                 (13,251,220)     (13,194,037)      (9,482,028)
                                                                   -------------    -------------    -------------
       Total Stockholders' Equity                                       (347,843)        (329,536)        (753,683)
                                                                   -------------    -------------    -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $       1,910    $      93,248    $   2,227,677
                                                                   =============    =============    =============

    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                            1/13/87
                                                                                                          (Inception)
                                                         December 31,    December 31,    December 31,          to
                                                             1999            1998            1997           12/31/99
                                                          (Audited)       (Audited)        (Audited)      (Unaudited)
                                                         ------------    ------------    ------------    ------------
Net Sales                                                $       --      $       --      $       --      $    187,387
Cost of  Sales                                                   --              --              --           221,557

      Gross Profit                                               --              --              --           (34,170)
                                                         ------------    ------------    ------------    ------------

Operating Expenses:

    General and administrative expenses                        80,385       2,204,248       2,295,337       6,620,840
    Research and development                                   46,079       1,035,638       1,374,675       2,885,276
    Depreciation and amortization                                --           275,080         515,213         910,927
                                                         ------------    ------------    ------------    ------------

      Total Operating Expenses                                126,464       3,514,966       4,185,225      10,417,043
                                                         ------------    ------------    ------------    ------------

      Loss from Operations                                   (126,464)     (3,514,966)     (4,185,225)    (10,451,213)
                                                         ------------    ------------    ------------    ------------

Other Income (Expense):

    Settlements                                                  --           (70,354)       (220,816)       (785,983)
    Foregiveness of Debt                                       79,057         968,901            --         1,047,958
    Interest Income                                                62           5,875           1,168           7,500
    Dividend Income                                              --            11,510          51,453          62,963
    Interest Expense                                             --          (100,776)     (1,462,821)     (2,085,909)
    Loss on disposition of Assets or Securitie       s         (9,838)     (1,012,198)           --        (1,046,536)
                                                         ------------    ------------    ------------    ------------

      Total Other Income and Expense                           69,281        (197,042)     (1,631,016)     (2,800,007)
                                                         ------------    ------------    ------------    ------------

Net Loss                                                 $    (57,183)   $ (3,712,008)   $ (5,816,241)   $(13,251,220)
                                                         ============    ============    ============    ============

Loss per Common Share                                    $      (0.01)   $      (0.69)   $      (0.36)   $      (2.44)
                                                         ============    ============    ============    ============

Weighted Average Shares Outstanding                         6,071,225       5,363,250      16,352,816       5,435,701
                                                         ============    ============    ============    ============

   The accompanying Notes are an integral part of these financial statements.


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                         TO DECEMBER 31, 1999 (AUDITED)


                                                                                   Deficit
                                                 Restated           Additional       From
                                               Common Stock           Paid-in     Inception
                                          Shares        Amount        Capital       To Date        Total
                                        ----------    ----------    ----------    ----------    ----------
Issuance of shares for cash on
    January 13, 1987 (inception)           103,000    $      103    $    2,097    $     --      $    2,200

Issuance of shares for cash,
    net of offering costs                   51,000            51        19,223          --          19,274

Issuance of shares for services            146,000           146          --            --             146

Issuance of shares to acquire
    Grant City Corporation                  50,000            50        39,827          --          39,877
                                        ----------    ----------    ----------    ----------    ----------

Balance December 31, 1993                  350,000           350        61,147          --          61,497

Issuance of shares to effect a
    four-for-one split                   1,050,000         1,050        (1,050)         --            --

Issuance of shares for
    intellectual property rights         4,196,000         4,196          --            --           4,196

Issuance of shares for
    corporation property rights            394,000           394        24,231          --          24,625

Issuance of shares for fees
    and services                         1,045,000         1,045        96,893          --          97,938

Issuance of shares for cash,
    net of offering costs                  393,500           393       353,757          --         354,150

Adjustment of shares to effect a
    four-for-one reverse split          (5,571,375)       (5,571)        5,571          --            --

Cumulative (loss) from inception
    to December 31, 1994                      --            --            --        (550,386)     (550,386)
                                        ----------    ----------    ----------    ----------    ----------

Balance December 31, 1994                1,857,125         1,857       540,549      (550,386)       (7,980)


The accompanying Notes are an integral part of these financial statements.

                                      F-5

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                         TO DECEMBER 31, 1999 (AUDITED)


                                                                                         Deficit
                                                       Restated            Additional      From
                                                      Common Stock          Paid-in     Inception
                                                  Shares        Amount      Capital       To Date        Total
                                                 ----------   ----------   ----------   ----------    ----------
December 31, 1994 balance forward                 1,857,125        1,857      540,549     (550,386)       (7,980)

Issuance of shares for fees
    and services                                    553,500          553      530,796         --         531,349

Issuance of shares at par value for
    intellectual property rights                  6,138,500        6,139         --           --           6,139

Issuance of shares for cash,
    net of offering costs                           200,000          200      831,100         --         831,300

Net (loss) for the year ended
    December 31, 1995                                  --           --           --       (676,455)     (676,455)
                                                 ----------   ----------   ----------   ----------    ----------

Balance December 31, 1995                         8,749,125        8,749    1,902,445   (1,226,841)      684,353

Issuance of shares for services                     255,000          255       59,828         --          60,083

Issuance of shares in conversion of debt            310,254          310      249,690         --         250,000

Issuance of shares for legal settlement             568,750          569      494,244         --         494,813

Discount on 7% Convertible Debentures                  --           --        500,000         --         500,000

Net (loss) for the year ended
    December 31, 1996                                  --           --           --     (2,438,945)   (2,438,945)
                                                 ----------   ----------   ----------   ----------    ----------

Balance December 31, 1996                         9,883,129        9,883    3,206,207   (3,665,786)     (449,696)

Issuance of shares for cash,
    net of offering costs                           250,000          250      124,750         --         125,000

Issuance of shares for fees
    and services                                 15,886,000       15,886      537,100         --         552,986

Discount on 6% Convertible Debentures                  --           --      1,250,000         --       1,250,000

Issuance of shares in conversion of debt          4,272,244        4,272    2,394,222         --       2,398,494

   The accompanying Notes are an integral part of these financial statements.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                         TO DECEMBER 31, 1999 (AUDITED)

                                                                                                     Deficit
                                                       Restated                      Additional        From
                                                     Common Stock                      Paid-in       Inception
                                                       Shares             Amount       Capital         To Date           Total
                                                      ----------        ----------    ----------      ----------       ----------
Issuance of shares in legal settlement                  1,150,000           1,150         439,075        --               440,225

Issuance of shares for intellectual property            2,000,000           2,000            --          --                 2,000

Receivable due from related parties
   reflecting the sale of stock Rule 16(b)                   --              --           410,015        --               410,015

Receivable due from related parties                          --              --           333,535        --               333,535

Net (loss) for the year ended
   December 31, 1997                                         --              --              --       (5,816,241)     (5,816,241)
                                                      ----------        ----------    ----------      ----------      ----------

Balance at year end December 31, 1997                  33,441,373    $     33,441    $  8,694,904   $ (9,482,027)   $   (753,682)

Issuance of shares in conversion of debt                1,036,064           1,036         260,882        --               261,918

February 2, 1998, adjustment of shares to
   effect a one-for-ten reverse split                 (31,029,693)           --              --          --                 --

Issuance of shares for a commitment to a
   financing agreement                                  1,580,278          15,803       4,984,197        --             5,000,000

Issuance of shares for fees and services                  117,500           1,175         324,809        --               325,984

Issuance of shares for cash                             1,058,000          10,580       3,163,418        --             3,173,998

Net reversal of Reeivable due from related
   parties reflecting the sale of stock Rule 16(b)           --              --           (17,197)       --               (17,197)

Shares returned to Treasury - legal settlement           (270,200)         (2,702)           --          --                (2,702)

Issuance of shares for legal settlement                    55,390             554          59,799        --                60,353

Inventory contributed                                        --              --            18,000        --                18,000

Reserve for promissory note receivable                       --              --        (4,684,198)       --            (4,684,198)

Net (loss) for the Year ended
   December 31, 1998                                         --              --              --       (3,712,010)     (3,712,010)
                                                      ----------        ----------    ----------      ----------      ----------

Balance at year end December 31, 1998                   5,988,712    $     59,887    $ 12,804,614   $(13,194,037)   $   (329,536)

   The accompanying Notes are an integral part of these financial statements.
                                      F-7

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                         TO DECEMBER 31, 1999 (AUDITED)

                                                                                                         Deficit
                                                           Restated                      Additional        From
                                                        Common Stock                      Paid-in       Inception
                                                           Shares             Amount       Capital        To Date         Total
                                                        ------------    ------------  ------------   ------------    ------------
Issuance of Shares for fees
   and services                                              165,025          1,650         15,226           --            16,876

Reduction of Note receivable                                    --             --           22,000           --            22,000

Net (loss) for the Year ended
   December 31, 1999                                            --             --             --          (57,183)        (57,183)
                                                        ------------    ------------  ------------   ------------    ------------

Balance at year end December 31, 1999                   $  6,153,737   $     61,537   $ 12,841,840   $(13,251,220)   $   (347,843)
                                                        ============   ============   ============   ============    ============

    The accompanying Notes are an integral part of these financial statements.


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                             Year ended                              1/13/87
                                                             December 31                          (Inception)
                                                     --------------------------------------           to
                                                       1999            1998            1997        12/31/99
                                                     (Audited)       (Audited)      (Audited)    (Unaudited)

                                                     -----------    -----------    -----------    -----------
Reconciliation of Net Loss to Net Cash
   Used in Operating Activities:

Net Loss                                             $   (57,183)   $(3,712,008    $(5,816,241)   $(14,220,121)
                                                     -----------    -----------    -----------    -----------

Adjustments to Reconcile Net Loss to
   Net Cash Provided by (Used in)
   Operating Activities:

   Book value of assets sold                                --             --             --            6,483
   Loss on disposition of securities or asset              9,838      1,012,199           --        1,022,037
   Forgiveness of debt                                   (79,057)      (968,901)          --       (1,047,958)
   Depreciation and amortization                            --          118,830         46,464        285,928
   Amortization of Debt Issuance cost                       --          156,250        468,750        625,000
   Issuance of stock for director's fees                    --             --             --             --
      and employment services                               --           40,100        560,399      1,289,875
   Issuance of stock for consulting & legal fees            --          283,181           --          283,181
   Issuance of stock for Property Rights                    --             --            2,000          2,000
   Issuance of stock in legal settlement                    --           60,354        301,041        856,208
   Discount on Convertible Debentures                       --             --        1,250,000      1,750,000
   Interest Expense converted to Stock                      --           11,917         86,878         98,795

   (Increase) decrease in assets:
     Prepaid expenses                                     37,173           --            1,565         37,173
     Deposits/Retainers                                    1,210          7,112        (45,496)       (37,474)
     Other Assets                                         31,297        (13,297)          --           18,000
   Increase (decrease) in liabilities:
     Accounts payable                                     77,951        345,830        (31,597)       428,808
     Accrued expenses                                    (63,662)       (89,373)       124,091         (8,616)
     Due to/from related parties                            --          514,040       (394,600)       310,300
                                                     -----------    -----------    -----------    -----------
             Total Adjustments                            14,750      1,478,242      2,369,495      5,919,740
                                                     -----------    -----------    -----------    -----------

Net Cash Provided (Used) by Operating Act            $   (42,433)   $(2,233,768)   $(3,446,746)   $ (8,300,381)
                                                     -----------    -----------    -----------    -----------

Cash Flows from Investing Activities:

   Cash from sale (purchase) of equipment                   --             --          (53,217)       (78,114)
   Cash from sale (purchase) of Intellectual Righs          --             --         (150,000)      (150,000)
   Capitalized organization costs                           --             --             --         (150,924)
                                                     -----------    -----------    -----------    -----------

     Net Cash Used in Investing Activities                  --             --         (203,217)      (379,038)
                                                     -----------    -----------    -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from issuance of capital stock,
     net of offering costs                                38,876      3,173,999        125,000      4,584,821
   Proceeds from debt converted to capital stock            --             --             --          250,000
   Proceeds from debt                                       --             --           23,295        438,739
   Proceeds from debentures, net of costs                   --             --        4,375,000      5,343,901
   Principal payments on debt                             (8,263)    (1,800,000)          --       (1,936,432)
                                                     -----------    -----------    -----------    -----------

     Net Cash Provided by Financing

         Activities                                       30,613      1,373,999      4,523,295      8,681,029
                                                     -----------    -----------    -----------    -----------

Net Increase (Decrease) in Cash                          (11,820)      (859,769)       873,332          1,610

Cash at beginning of period                               13,430        873,199           (133)          --
                                                     -----------    -----------    -----------    -----------

Cash at end of period                                $     1,610    $    13,430    $   873,199    $     1,610
                                                     ===========    ===========    ===========    ===========

   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           Based on Audited Financial Statements at December 31, 1999,
                     December 31, 1998 and December 31, 1997


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

Thus far, the Company's intention is to develop the following products designed to ameliorate sexual dysfunction:

     1. An Intraureathral therapeutic treatment for male erectile dysfunction ("Male Intraureathral Product") 2. A topical therapeutic treatment for male erectile dysfunction ("Male Topical Product") 3. A topical therapeutic treatment for female sexual dysfunction ("Female Topical Product"), and 4. An orally administered form of liposomal, lyophilized Apomorphine for the treatment of male erectile dys-

            function ("Male Oral Product")

The Company is a development stage enterprise as defined by FASB No. 7, "Accounting and Reporting by Development Stage Enterprises".

The Company plans to focus on LLPGE1 for the treatment of sexual dysfunction and bring the products to the marketplace. In May 29, 1998, the Company received approval from the FDA of the Phase I study and authorization of Phase II clinical trials for the Male Intraureathral Product. Protocols for this Phase II study are complete. Furthermore, the Company intends to file an IND (Investigational new Drug) application with the FDA for Female Topical Product for the treatment of female sexual dysfunction.

On February 17, 1998, the U.S. Patent Office approved and assigned patent No. 5,718,917 to the Company for an invention "PGE1 Containing Lyophilized Liposomes For Use In The Treatment of Erectile Dysfunction," referred to as LLPGE1. In June 1998, the Company filed an application for a patent in numerous regions and countries (Australia, Brazil, Canada, China, the Czech Republic, Eurasia, Europe, Hungary, Iceland, Israel, Japan, Mexico, New Zealand, Norway, Poland, Korea, Singapore, Slovak, Turkey and the Ukraine). In addition, in June 1998, the Company submitted an application with the US Patent and Trademark Office, for its development of a new method for treating male erectile dysfunction via the Intraureathral administration of an aqueous("liquid") solution containing two vasodilators, PGE1 and Papaverine.

On November 15, 1999, notice was received from the U.S. Patent Office that the patent application for methods For the Treatment of Female Sexual Dysfunction was allowed pursuant to Notice of Allowances Case No. 34437.

Organization:

The Company was incorporated under the laws of the State of Nevada on January 13, 1987. Effective February 2, 1998, the Company approved a 1 for 10 reverse stock split. Shares outstanding went from 34,477,437 on February 1, 1998 to 3,447,769 just after the split. The Company is moving forward with a strategic plan to facilitate marketing of its products in a manner which is consistent

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           Based on Audited Financial Statements at December 31, 1999,
                     December 31, 1998 and December 31, 1997

with enhancing its corporate image and further increasing shareholder value. All figures in this Report give effect to previous stock splits and the reverse stock splits, and previously stated number of shares are appropriately restated. The Company has 100,000,000 shares of Common Stock authorized. In addition, on July 9, 1998, the shareholders of the Company authorized 10,000,000 shares of "blank check" Preferred Stock, none are outstanding on December 31, 1999.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organizational Costs:

Organization costs are being amortized over a five-year period using the straight-line method. At December 31, 1999, the Organizational Costs were fully amortized.

Inventory:

Inventory is valued at the lower of cost or market.

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

Earnings per share:

The earnings per share calculations were based on the weighted average number of shares outstanding during the period.

Fully  dilutive   earnings  per  share  are  not  reflected   because  they  are
anti-dilutive.

Income Tax:
Because of losses sustained since inception, no provision has been made for income tax.

NOTE 3 - EQUIPMENT & LEASEHOLD IMPROVEMENTS

Equipment and building improvements consists of the following:


                                                   December 31, 1998      December 31, 1997
                                                   -----------------      -----------------

    Equipment & Leasehold Improvements              $       45,299           $       62,634
         Less: Accumulated  depreciation                    35,461                   11,930
                                                     -------------            -------------

                        Total                       $        9,838           $       50,704
                                                    ==============           ==============


In April 1997, the Company entered into an agreement for the lease of equipment used in the process of sizing Liposomes which the Company uses in the delivery of the Prostaglandin E1. The total lease amount of $32,893 is to be paid over 24 months. The Company records the lease as a capital lease amortizing payments over the life of the lease.

The Company had incurred leasehold improvements to the Irvine office of approximately $4,300 in 1997, amortized over the life of the lease. In May 1998, the Company terminated the Irvine lease and moved the research and development office from Irvine to Costa Mesa, California. The balance of unamortized improvements of approximately $2,755 was written off.

During the fourth quarter of 1998 and the first quarter of 1999, the Company closed three offices (Florida, Arizona and California) with all operations maintained out of a Reno, Nevada office. The office equipment in these offices were donated to charitable organizations.

NOTE 4 - INTELLECTUAL PROPERTIES

On January 7, 1994, the Company exchanged 285,600 shares of common stock with BTI for the intellectual rights to patent, develop, manufacture, and market the LLPGE1 for the treatment of male erectile dysfunction, impotency and sexual enhancement. The Company recorded the transfer of intellectual properties at the par value of stock transferred, which amounted to $2,856.

On November 16, 1995, the Company exchanged 613,850 shares of common stock with BTI for assistance in raising working capital and patent application and for management assistance and distribution agreements associated with the LLPGE1 product. The Company recorded the transfer at the par value of stock transferred, which amounted to $6,139.

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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           Based on Audited Financial Statements at December 31, 1999,
                     December 31, 1998 and December 31, 1997

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

On November 20, 1997, the Company agreed to exchange 200,000 shares of common stock, which has been issued, to BTI for the Intellectual Property Rights to Prostaglandin E1 Lyophilized Liposomes for the use of treatment of Psoriasis. In addition, the Company is to pay BTI $150,000. BTI was to receive a 3% override on royalties of the Psoriasis product. On June 11, 1998, BTI and the Company agreed that BTI would transfer an irrevocable royalty-free license to all intellectual property, intangibles, patents, trade secrets, trademarks, trade names and goodwill relating to BTI that exists or is in development, relating to male and/or female sexual dysfunction, for the return of the intellectual property related to the Psoriasis product that BTI previously had transferred to the Company and the granting to BTI registration right (effective July 28, 1998) as to all shares of the Company's common stock held by BTI on July 20th, 1998. In addition, all royalty agreements with respect to products other than sexual dysfunction have been terminated. In addition, the Company forgave the indebtedness of BTI of $892,819. The debt forgiveness is treated as part of the cost of the intellectual properties received from BTI.

In December 1998, the Company had a balance in Intellectual Properties of $1,053,814, with accumulated depreciation of $53,196 for a net of $1,000,619. On December 31, 1998, Intellectual Properties was written down to zero, the determined market value at that time.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                               (Audited)           (Audited)
                                         December 31, 1998     December 31, 1997
                                         -----------------     -----------------

Interest on notes and debentures             $      0           $131,694
Accrued payroll & payroll taxes                63,662                  0
                                             --------           --------


                             Total           $ 63,662           $131,694
                                             ========           ========


Also see Note 10 for interest on debentures.

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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           Based on Audited Financial Statements at December 31, 1999,
                     December 31, 1998 and December 31, 1997


2. During 1997, the Company incurred a payable of $150,000 to BTI for the Intellectual Property Rights to Prostaglandin E1 Lyophilized Liposomes for the use of treatment of Psoriasis. On June 11, 1998, BTI and the Company agreed that BTI would transfer an irrevocable royalty-free license to all its intellectual property relating to sexual dysfunction, for the return of the intellectual property related to the Psoriasis and other non-sexual dysfunction products that BTI previously had transferred. In addition, the Company forgave BTI's indebtedness of $895,819, which was treated as part of the basis of the intellectual properties. See Note 4.

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

5. During the year 1997, BTI chose to convert the accounts payable balance of $333,535 as a contribution to additional-paid-in-capital.

6. BTI owned approximately 10% and 22% of the Company's shares on December 31, 1998, December 31, 1997, respectively. Dr. Jackie See a Director of the Company and a controlling person of BTI. Dr. Jackie See owned approximately 35% of the Common Stock of the Company on December 31, 1998, including the shares owned by BTI and shares that Dr. See has the right to purchase (296,302 shares)(see Note 8).

7. In November 1997, the Company issued 400,000 shares of Common Stock to Thomas E. Waite, the President and Chairman of the Board, as a signing bonus. The transaction was recorded at par value.

8. The Company has entered into a financing agreement dated January 13, 1998, as amended on February 3, 1998, between Dr. Jackie R. See, Thomas E. Waite and the Company for the funding of the Company up to $10,000,000. Dr. Jackie R. See and Mr. Thomas E. Waite were Directors of the Company. Thomas
     E. Waite was also President and Chief Executive Officer of the Company. On February 3, 1998, the Company issued 790,139 shares to each Dr. Jackie See, M.D. and Thomas E. Waite in connection with this private placement. All shares owned by Dr. Jackie See and Thomas E. Waite, have registration rights. These registration rights have been exercised and upon the registration statement becoming effective (July 28, 1998), the shares can be sold in accordance with the Securities Act of 1933, subject to state securities laws. See Note 8 and Note 9.

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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           Based on Audited Financial Statements at December 31, 1999,
                     December 31, 1998 and December 31, 1997


     During 1998, the Company issued a total of 1,590,278 shares of Common Stock to directors of the Company. 10,000 of these shares were booked at the price of the most recent sale of the stock for cash to shareholders of the registration statement held effective July 28, 1998. The balance of 1,580,278 was issued in conjunction with the Waite and See Agreement, see Notes 8 and 9.

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

     During the first quarter 1999, the Company issued 15,000 shares of Common Stock to an employee of Company, in accordance with her employment agreement and considered additional compensation fully earned in 1998. The stock is restricted as defined in Rule 155 under Securities Act of 1933. The employee is no longer with the Company. The transaction was valued at the low bid price on the day of the transfer, or $16,875.

     Also see discussions regarding intellectual properties and agreements in Notes 4 and 8.

NOTE 7 - INCOME TAXES

     The Company has federal net operating loss carryforwards for financial statement purposes of approximately $14,000,000 at December 31, 1999, which will be used to offset future earnings of the Company. The loss carryforwards will expire during the years ending 2002 through 2013 if not used.

NOTE 8 - CONTRACTS & AGREEMENTS

1. Certain contracts and agreements with the Company have been placed on hold until financing arrangements have been made. These contracts include certain employment contracts and other agreements between the Company and parties expected to perform services for the Company.

2. A financing agreement dated January 13, 1998, as amended on February 3, 1998 was entered into between Dr. Jackie R. See, Thomas E. Waite and the Company for the funding of the Company up to $10,000,000. The agreement as so amended, calls for initial funding of $5,000,000 in exchange for 1,580,278 shares of Common Stock, with registration rights, calculated at $3.164 per share (the average closing bid price per share of the Common Stock for the 10 days ending January 12, 1998, and adjusted for the 1 for 10 reverse split effective February 2, 1998). This initial funding was effected on February 3, 1998 by the delivery of a check for $7,901.39 and Promissory Notes to March 31, 1999 in the principal amount of $2,492,098.61, bearing interest at the rate of 1% above prime and secured by the shares purchased from each of Dr. See and Mr. Waite. Subsequent funding is at the discretion of the investors and can be purchased in tranches of $500,000 to $2,000,000 up to an aggregate of $10,000,000, including the initial funding, prior to April 1, 1999. The future funding price is $6.328 per share for the next $2,500,000 and $12.626 per share for the last $2,500,000 (as adjusted to reflect the 1 for 10 reverse stock

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           Based on Audited Financial Statements at December 31, 1999,
                     December 31, 1998 and December 31, 1997

     split effective February 2, 1998). Dr. Jackie R. See and Mr. Thomas E. Waite were Directors of the Company. Thomas E. Waite was also President and Chief Executive Officer of the Company. On February 3, 1998, the Company issued 790,139 shares to each Dr. Jackie See, M.D. and Thomas E. Waite in connection with this private placement with registration rights effective July 28, 1998. A fairness opinion has been obtained in connection with this Financing Agreement from HD Brous & Co., Inc., a New York Stock Exchange member firm located in Phoenix, Arizona.

     The promissory notes began to accrue interest at 8% on the date the registration statement (for these shares) became effective (July 28, 1998). At December 31, 1998, the Company had accrued interest from both Dr. See and Mr. Waite of $165,861. During the 4th quarter of 1998, Mr. Waite made payments towards his note balance of $300,000. At December 31, 1998, the principal balance due on these two promissory notes is $4,684,197. At December 31, 1998, the full balance of principle and interest was reserved as a contra asset account to the receivable balance with interest receivable balance of $165,861 written off against interest income.

     On March 31, 1999, the Promissory Notes due from Dr. Jackie R. See and Thomas E. Waite were due and payable.

     On May 14, 1999, the Company agreed to resolve the Promisory Note payable of $2,492,099 by Dr. See to the Company, plus accrued interest of $147,221 through May 14, 1999, the date of this agreement, as follows: (i) Dr. See will use his 790,139 shares issued in connection with the Promissory Note transaction to the benefit of the Company whether by contributing the proceeds from the sale of such shares or by paying certain of the Company's obligations with such shares (ii) Dr. See agrees to use an additional 300,000 shares - i.e., the entire balance of the shares owned by him - to the benefit of the Company. Thus, all of Dr. See's 1,090,139 shares have been obligated in this manner. To date, Dr. See has transferred 990,139 shares to pay Company obligations as well as the proceeds from the sale of another 100,000 shares. (iii) Bio-Sphere Technology, Inc., in behalf of Dr. See, agrees to grant the Company an exclusive license of its proprietary invention and trade secrets regarding the use of liposomes bearing prostaglandin's for the treatment of psoriasis. (iv) Dr. See waives arrearages in fees under his consulting agreement.

     Mr. Waite has not been relieved from his obligation to pay in full the note and interest balance due the Company ( See Note 9).

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

4. On August 4, 1997, the Company entered into a consulting agreement with Dr. Lorenz M. Hofmann, Ph.D. ("Hofmann"), whereby Hofmann is to lead the clinical development program for liposomal Prostaglandin E1 for the treatment of male erectile dysfunction. The Company agreed to pay Hofmann $15,000 per month plus 10,000 shares of (restricted) Common Stock. The stock was recorded at par value. On May 29, 1998, the Company terminated his agreement.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           Based on Audited Financial Statements at December 31, 1999,
                     December 31, 1998 and December 31, 1997


5. On August 1, 1997, the Company entered into a consulting agreement with Dr. Irwin Goldstein, M.D. ("Goldstein"), whereas the Company has agreed to pay Goldstein $10,000 upon signing the agreement and $4,000 per month until March 1, 1999. Effective July 1, 1998, the Company agreed to pay Goldstein $7,000 per month until March 1, 1999. Goldstein is a Professor of Urology and is assisting the Company through the required FDA stages in bringing the LLPGE1 product to the marketplace. Effective January 1, 1999 the agreement with Dr. Irwin Goldstein was terminated.

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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           Based on Audited Financial Statements at December 31, 1999,
                     December 31, 1998 and December 31, 1997


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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           Based on Audited Financial Statements at December 31, 1999,
                     December 31, 1998 and December 31, 1997


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

19. Since January 1999, the Chief Financial Officer of the Company has maintained the Company's operations out of his Reno, Nevada office. Prior to that time, the Company had the following office lease commitments:

    (a) In June 1998, the Company moved its research & development offices from Irvine, California to Costa Mesa, California where they occupied 930 square feet. Rent was $900 monthly beginning June 15, 1998 expiring June 14, 1999. During January 1999, the Company negotiated out of this lease closing this office. All research and development will be performed out of a designated laboratory still to be determined.

    (b) On July 20, 1998 the Company moved the administrative headquarters from Reno, Nevada to Scottsdale,Arizona where the accounting operations were maintained. They occupied 144 square feet and paid rent of $610 monthly expiring August 31, 1999. During January 1999, the Company negotiated out of this lease, moving all administrative functions to the Reno, Nevada office.

    (c) In December 1998, the Company closed its headquarters in Lake Mary, Florida.


NOTE 9 - CONTINGENCIES

The Company is a party in certain pending or threatened legal, governmental, administrative, or judicial proceedings that arose in the ordinary course of business. The following includes a list of current pending or threatened proceedings, which are believed not to affect the financial position of the Company in a material way at this time:

    (a) Investors Capital Enterprises, Inc. v. Harvard Scientific Corp. and Does 1-50 Case No: BC209049, filed April 20, 1999 in Superior Court, Los Angeles County , State of California. Investor's Capital Enterprises, Inc. alleges that it was due a fee of 87,500 shares (post-split) of the Company's Common Stock in exchange for arranging certain financing. The complaint alleges that it did arrange certain financing through DJ Ltd. Investors Capital Enterprises claims that such an investment qualifies for its commission agreement and that it advised the Company in writing on July 1, 1996. The complaint alleges that the market value of 87,500 shares on May 15, 1996 was $2,100,000.

        During September 1999, the court ordered this Case to proceed to binding arbitration. However, to date, Investors Capital Enterprises, Inc. has not initiated the arbitration.

    (b) On March 8, 1999, an action entitled Thomas Waite, Plaintiff, vs. Harvard Scientific Corp., a Nevada Corporation, and Dr. Jackie R. See, Defendants, was filed by Mr. Waite, former President, CEO and Chairman of the Board. The case was filed in the Circuit Court of the 18th Judicial District in and for Seminole county, Florida, Case No. 99-508-CA-15-K. The action alleges that Mr. Waite was fraudulently induced to enter into the February 1998 financing agreement approved by the stockholders in May of 1998. In addition, Mr. Waite seeks rescission of such loan agreement in the amount of $2,492,098.61 and repayment of

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           Based on Audited Financial Statements at December 31, 1999,
                     December 31, 1998 and December 31, 1997


        $300,000 loaned under the agreement and consequent cancellation of the transaction that resulted in 790,139 shares issued to Waite in February 1998. On April 6, 1999, the Company and Dr. See filed a notice of removal of the action tot he United States District Court, Middle District of Florida, Orlando Division, as Case No. 99-409-CIV-ORL-22B. On September 3, 1999 the Judge dismissed the Case without prejudice and directed to the clerk to close the file.

    (c) Harvard Scientific Corp. v. Thomas E. Waite, Case No. CV-N-99-00245-ECR, was filed on April 30, 1999 in the United States District Court for the District of Nevada, Reno. The complaint alleges breach of contract of fiduciary duty and unjust enrichment claims in connection with former CEO, President and Director, Thomas E. Waite's non-payment of a promissory note due to the Company on March 31, 1999 in the amount of $2,492,098.61. The complaint also alleges a claim under section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with profits alleged to be over $700,000 on sales of Company stock in 1997. The Company is awaiting a response from Waite to the complaint, and to the motion to transfer the action Waite has filed in the state of Florida to be consolidated with this case filed in the federal court in Reno, Nevada (see above).

    (d) On November 3, 1995, BTI entered into an agreement with a European marketer, Pharma Maehle ("Pharma"), whereby Pharma was to establish the European market for the Company's erectile dysfunction product (only the Intraureathral Product) to develop, manufacture, sell, practice and exploit the use of the Company's proprietary license technology. In February 1996, an amendment to the agreement was signed to reflect the transfer of said agreement from BTI to the Company. On March 20, 1996,
        Section 19.0 (Entire Agreement) was amended to better express the intent of the parties. On December 20, 1996, the Company notified Pharma in writing that it was terminating the agreement for breach of contract and the implied covenant of good faith and fair dealing inherent in all contracts by failing to exercise reasonable diligence to exploit the technology and patent rights. On January 13, 1997, the Company signed a Letter of Understanding with Pharma, whereby the parties would consider working out a formal agreement settling their disputes after seeking advice from legal counsel. The agreement was to be accomplished within 10 working days from January 13, 1997, and when that did not occur, the Company again notified Pharma of it's intent to terminate any and all agreements with Pharma referencing previous termination notices. Pharma contends the various notices of termination were withdrawn or ineffective and the agreement is enforceable. However, the Company believes it has rightfully terminated the agreement with Pharma, which has been and continues to be in breach of the agreement in any event. The validity of the agreement is currently in dispute.

         On February 19, 1998, the Company renewed it's previous notices of termination and renoticed the termination of the licensing agreement with Pharma. The Company demanded binding arbitration under Nevada law of the existing disputes between the parties pursuant to the terms of the licensing agreement. It appears that Pharma Maehle has abandoned arbitration.

    (e) Hardesty, Ltd., vs. Harvard Scientific Corp. et al, Case No. CV99-05715 filed on October 22, 1999, in the Second Judicial District Court, Washoe County, State of Nevada. Hardesty, Ltd. Challenges it rendered legal services and advanced costs for Defendant from December 1997 through December 1998 in excess of $10,000.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           Based on Audited Financial Statements at December 31, 1999,
                     December 31, 1998 and December 31, 1997


    (f) RK Company vs. Harvard Scientific Corp., Case No. 99 C 4261, United States District Court, Northern District of Illinois, Eastern Division. Plaintiff alleges massive fraud perpetrated by Defendant to induce Plaintiff to invest and hold securities in Harvard Scientific.

    (g) Pyramid Laboratories vs. Harvard Scientific Corp.,Case No. 811584 in the Superior Court of the State of California, County of Orange, Central Justice Center: Pyramid Laboratories is seeking approximately $128,000.00 in damages from Harvard for services allegedly provided to Harvard. This amount is disputed by Harvard. Harvard asserts that there should be an offset of this amount due to actions of Pyramid Laboratories. This matter is set for trial on May 30, 2000 in Orange County Superior Court.

    (h) Medhat Gorgy vs. Harvard Scientific Corp., Case No. CV99-04662 in the Second Judicial District Court of Washoe County, Nevada. Medhat Gorgy, a principal of Pyramid Laboratories, has filed suit against Harvard claiming damages for services alledgedly provided to Harvard. The amount sought is disputed by Harvard. The Company seeks an offset of the amount due to actions of Medhat Gorgy and seeks damages against Medhat Gorgy in a counterclaim. The Company seeks damages against Pyramid Laboratory as a third party defendant to this action.

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

On September 23, 1998, the Company came to an agreement with Springrange and the courts approved the terms of the settlement agreement. The Company issued 600,000 shares of its Common Stock to a third party who purchased them for $1,800,000, and, in turn, paid $1,800,000 to Springrange for full and final settlement of all claims.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
           Based on Audited Financial Statements at December 31, 1999,
                     December 31, 1998 and December 31, 1997


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

NOTE 11 - UNCERTAINTY - GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional equity capital from other sources. Collectability is uncertain on the Promissory Note due from the former Officer/Director, Mr. Waite. If additional capital is not secured, there is considerable doubt about the Company's ability to continue as a going concern.

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

On May 18, 2000 an agreement was reached whereby Harvard will issue 75,000 shares of stock to Savage.

          Harvard Scientific Corporation vs. David E Jordan, Case No. 98-2031-CA-16-P filed in the circuit court of the 18th Judicial Circuit, in Seminole County, Florida, filed on or about October 1, 1998. David E. Jordan ("Jordan") was a consultant to the Company. On May 15, 1997, the Board of Directors considered a resolution engaging Jordan for his services. At that time the Company discussed a compensation of $15,000 per month plus 100,000 shares (restated to reflect the 1 for 10 reverse split effective February 2, 1998) of the Company's Common Stock. A Consulting Agreement was never consummated.
Despite the fact that no agreement was consummated, stock certificates evidencing 100,000 shares of the Company's Common Stock were issued and delivered to Jordan on June 6, 1997. On or about June 17, 1997, the Company cancelled the 100,000 shares issued and delivered to Jordan. In April 1997, prior to the issuance date of the 100,000 shares, Jordan marketed and sold portions of these shares. Jordan also presented himself as an agent of the Company in the sale of these shares when, indeed, he had never received the authority to do so. This case was settled and dismissed by a Court Order dated April 17, 2000. The settlement agreement requires Harvard to issue 125,000 shares to David Jordan or his nominees.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Ronald D. Simpkins, independent certified public accountant, has audited the financial statements of the Company for the years ended December 31, 1999, December 31, 1998 and December 31, 1997, included in this filing. In June 1998, the Board of Directors approved Ronald D. Simpkins to audit the Company's financial statements.

PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

During the year 1999 up through March of 2000, the directors and executive officers of the Company, their ages, positions and offices in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors were as follows:


-----------------------------------------------------------------------------------------------------------------------
                                                                                              Period Served as Director
Name                                 Age              Position (1)                              or Executive Officer
-----------------------------------------------------------------------------------------------------------------------
   Irwin Miller                      66               Director,Chairman,and                     4/29/99 - 12/22/99
                                                      Chief Executive Officer
-----------------------------------------------------------------------------------------------------------------------
   Martin J. Holloran                67               Director  (3)                             2/10/98 - 3/4/99
-----------------------------------------------------------------------------------------------------------------------
   Barbara L. Krilich                38               Secretary and Chief                       12/12/97 - 1/12/99
                                                      Operating Officer
-----------------------------------------------------------------------------------------------------------------------
   Curtis A. Orgill                  49               Director, Treasurer, and                  Officer since
                                                      Chief Financial Officer                   12/12/97; Director
                                                      (2) (3)                                   since 2/10/98
-----------------------------------------------------------------------------------------------------------------------
   Jackie R. See, M.D. (4)           57               Director  (5)                             1/6/94 - 7/12/99
-----------------------------------------------------------------------------------------------------------------------
   Thomas E. Waite                   36               Chief  Executive Officer,                 11/14/97 - 3/4/99
                                                      President and Director (5)
-----------------------------------------------------------------------------------------------------------------------
   Alexander H. Walker, Jr.          74               Director and Chairman of                  Since 1/13/2000
                                                      the Board
-----------------------------------------------------------------------------------------------------------------------
   Stuart  V. Brame                  53               Director, President, and                  Since 1/13/2000
                                                      Chief Executive Officer
                                                      (2) (3)(4)
-----------------------------------------------------------------------------------------------------------------------
   Gordon W. Cole                    63               Director (3)                              Since March 3, 1999
-----------------------------------------------------------------------------------------------------------------------

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

(4)  These Directors are members of the Company's Executive Committee.

Business Experience:

Jackie R. See, M.D., F.A.C.C., was a Director of the Company. He resigned in July of 1999. Dr. See is a cardiologist and the principal inventor and author of the patent of microsphere technology "PGE1-EDT". He received his M.D. from the University of California, College of Medicine (Irvine) in 1968. Dr. See completed his Residency in Internal Medicine at the Huntington Memorial Hospital, Pasadena, California in 1973. After serving as a Medical Officer on active duty in the U.S. Navy Medical Corps. He went on to do research fellowship work in cardiology at Peter Bent Brigham Hospital, Harvard Medical School (Boston). He was an Associate Director of the Foundation for Cardiovascular Research (1968-1984) and has been a Fellow of the American College of Cardiology since 1980. Dr. See is licensed to practice medicine in the States of California and Nevada and is Board Certified by the American Board of Internal Medicine. He is the author or co-author of more than 60 research articles for various medical publications.

Thomas E. Waite, was a Director and Chairman of the Board, President and the Chief Executive Officer of the Company at December 31, 1998. Mr. Waite resigned all his positions with the Company on March 4, 1999. Much of Mr. Waite's experience has been specialized in investment banking, corporate finance, mergers and acquisitions, and public relations for publicly traded biotechnology and medical device companies. Just prior to joining the Company, Mr. Waite was President of his consulting firm, Thomas E. Waite & Associates, Inc., which began in late 1992, where he and his associates began researching the most effective, risk adverse way for establishing enterprises in the rapidly expanding and highly lucrative riverboat gaming industry. As a result of this research, in 1993, Mr. Waite organized a successful riverboat gaming company called Wild Card Enterprises, Inc., of which he was also President. From 1988 to mid 1994, Mr. Waite was a Series-7 licensed registered representative. His consulting experience began in 1990 at First Montauk Securities. In 1991 he became Director of Investment Banking and Corporate Finance at Collner Higgins and Andersen, a securities firm that specializes in trading. In 1993, Mr. Waite resigned his position with Collner Higgins and Andersen.

Martin J. Holloran was a Director of the Company. Mr. Holloran resigned his position as Director on March 4, 1999. Mr. Holloran is currently retired. Prior to retirement, Mr. Holloran had over forty years of experience in sales and marketing, which includes over twenty-five years with Prudential Insurance Company. He earned many awards over his career for both sales and management abilities. Mr. Holloran was a winner of 24 National Leadership awards for Prudential, a two time winner of its Academy of Honor and a two time winner of the Citation award given to the top 10% producers in Prudential Insurance Company. Mr. Holloran also received the Distinguished Professional Service Award for New England and continues to be very active as a Teacher of Christian Doctrine and a coach of children's athletics.

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

Barbara L. Berry, CPA, was the Company's Secretary and Chief Operating Officer until she resigned on January 12, 1999. Mrs. Berry has been a Certified Public Accountant in Arizona since 1984. She recently served as Director and Chief Financial Officer of Health Care Centers of America, Inc. from November 1996 to April 1997. Immediately prior to that she was employed by Evans Withycombe Residential, Inc. (currently Equity Residential Inc.), a Real Estate Investment Trust (REIT), in Phoenix, Arizona, which she joined in 1994. Initially Mrs.
Berry worked in developing multi-family units in Phoenix, Arizona, later transferring into the acquisition division responsible for acquiring multi-family properties in Southern California. From 1992 to 1994, she was a Regional Manager in Phoenix Arizona for SCG Residential, a subsidiary of Security Capital Group, a REIT listed on the New York Stock Exchange. Prior to joining SCG, Ms. Krilich spent over 10 years in accounting and finance with various firms, including Peat Marwick & Mitchell (currently KPMG). Mrs. Berry is a member of the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants.

Gordon W. Cole is a Director of the Company and has been such since March 3, 1999. Mr. Cole is currently working for Bartig, Basler and Ray as a Consultant and accountant. The prior 20 years, Mr. Cole was self-employed as an accountant, a tax preparer and consultant. Additional professional experience included positions as Controller with Montgomery Ward, Cook United (discount store chain based in Cleveland, Ohio), and a major national geotechnical firm. This experience is augmented by 5 years as a programmer analyst with Ticor, an aerospace contractor in Southern California. Additional experience was gained with his 2 1/2 years at a national CPA firm and over 2 years in the trust department at Wells Fargo Bank. Mr. Cole received a BS degree at the University of California, Berkeley, and an MBA at the University of Southern California. He has had extensive training in programming and systems analysis at the IBM Institute, in both San Francisco and Los Angeles, California.

Alexander H. Walker, Jr. is Chairman of the Board and a Director of the Company as of January 13, 2000. Mr. Walker has been a practicing since 1956 with an emphasis on trial and transactional work in the area of corporate securities. From 1955 to 1956, he served as the Attorney in Charge of the Salt Lake City branch office of the SEC. Prior to that he served as the advising attorney for the SEC division of corporate finance in Washington, D.C. He maintains a law office in Salt Lake City and is a member of the state bars of Pennsylvania and Utah. He is an owner of Nevada Agency and Trust Company and serves as a Director on other public and private companies from time to time.

Stuart V. Brame is Chief Executive Officer, President and Director of the Company as of January 13, 2000. Mr. Brame is from British Columbia, Canada hand has extensive experience in the areas of corporate development and financial restructuring. He has served as a Director and Officer of both private and public companies and was instrumental in raising money for the purpose of advancing those companies and advising them on all aspects of their future growth. Mr. Brame has developed international private and corporate networks which can assist the Company in its long term positioning.

ITEM 10.  EXECUTIVE COMPENSATION.


          The following table sets forth information about compensation paid or accrued by the Company during the years ended December 31, 1998, 1997 and 1996 to the Company's officers and directors:


Summary Compensation Table

-------------------------------------------------------------------------------------------------
Name and                                                                          Other
Principal Position      Year   Salary/Consulting/Director Fees        Bonus       Compensation
-------------------------------------------------------------------------------------------------
                                   (a)        (b) STOCK   (a) +  (b)
                                   CASH       GRANTS (1)    TOTAL
-------------------------------------------------------------------------------------------------

Jackie R. See (2)       1999   None        None          None           None        None
Was a Director          1998   $138,462    $ 3,753,161   $   138,462    None        None
                        1997   $199,662    $10,088,450   $10,288,112    None        None
-------------------------------------------------------------------------------------------------

Ian Hicks (3)           1999    None       None          None           None        None
Was  CEO,  President &  1998    None       $   10,281    $   10,281     None        None
Director                1997    $46,000    $1,671,750    $1,717,750     None        None
-------------------------------------------------------------------------------------------------
Don Steffens (4)        1999    None       None          None           None        None
Was  CEO,  President &  1998    None       $   46,677    $   46,677     None        None
Director                1997    $155,135   $3,608,750    $3,763,885     $100,000    None
-------------------------------------------------------------------------------------------------
Alexander H.            1999    None       None          None           None        None
Walker(5)               1998    None       $   47,000    $   47,000     None        None
Chairman of the Board & 1997    $150,000   $2,892,724    $3,042,724     $75,000     None
and Director
-------------------------------------------------------------------------------------------------
Lorenz Hoffman (6)      1999    None       None          None           None        None
Was COO                 1998    $ 60,000   None          $ 60,000       None        None
                        1997    $140,150   $59,600       $199,750       None        None
-------------------------------------------------------------------------------------------------

Thomas E. Waite (7)     1999    None       None          None           None        None
was President & CEO     1998    $221,538   $3,753,161    $  221,538     None        None
                        1997    $28,462    $4,000,000    $4,028,462     None        None
-------------------------------------------------------------------------------------------------
Curtis A. Orgill (8)    1999    None       None          None           None        None
                        1998    $110,770   $345,000      $455,770       None        None
                        1997    $  9,231   None          None           None        None
-------------------------------------------------------------------------------------------------

Barbara L. Berry (9)    1999    None       None          None           None        None
                        1998    $110,770   $345,000      $450,770       None        None
                        1997    $  9,231   None          None           None        None
-------------------------------------------------------------------------------------------------

Martin J. Holloran      1999    None       None          None           None        None
(10)                    1998    $6,000     $25,600       $31,600        None        None
                        1997    None       None          None           None        None
-------------------------------------------------------------------------------------------------

Colonel Robert T.       1999    None       None          None           None        None
Hayden  (11)            1998    $6,000     $25,600       $31,600        None        None
                        1997    None       None          None           None        None
-------------------------------------------------------------------------------------------------

(1) The transfer of shares issued to directors and officers is restricted pursuant to applicable securities laws, although some recipients may have registration rights in respect of their shares. The dollar value of all share grants reflected in this Summary Compensation Table as of the date involved are calculated in accordance with item 402(b)(2)(iv)(A) of Regulation S-B, which requires the dollar value of any award of restricted stock to be calculated by multiplying the closing market price of the registrant's unrestricted stock on the date of grant by the number of shares awarded, even if that amount could not than be realized.

(2) Dr. See is not an employee, and all compensation paid to him was for his consulting services. His consultant agreement, which was entered into as of April 1, 1996 and terminated on March 30, 1999, called for the Company to pay him a consulting fee of $12,500 per month. In addition, he was reimbursed for all reasonable and necessary business expenses incurred in the discharge of his consulting duties.

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

(5) The Company entered into two agreements on March 19, 1997, and on May 15, 1997, with Alexander H. Walker, Jr. ("Walker"), currently the Company's Chairman of the Board and a Director. The agreements provided that Mr. Walker was retained as General Counsel for all legal matters of the Company and was to prepare or supervise the preparation of Securities and Exchange Commission filings, contracts and agreements. The agreements provided that Walker would receive $15,000 per month over 36 months plus up to 100,000 shares of Common Stock. In 1997, Walker received $231,678 and was issued 105,200 shares of Common Stock. In December 1997, the Company terminated all agreements with Walker.

     On April 12, 1996, Mr. Walker received 18,000 shares of the Company's Common Stock for services performed. The dollar value of such stock was $1,170,000. On March 18, 1997, Mr. Walker received 18,000 shares of stock for services performed. The dollar value of such stock was $1,203,660. On June 10, 1997, Mr. Walker received 87,200 shares of stock for current and future services to be performed. The dollar value of such stock was $1,689,064. In addition, on October 14, 1998, Mr. Walker received 16,000 shares of Common Stock of the Company in settlement of a legal proceeding. The dollar value of such stock based on the closing price on the date of issue was $47,000.

(6) Dr. Lorenz Hofmann Ph.D. was not an employee of the Company during 1995 and 1996. In August 1997, the Company entered into a consulting agreement with Dr. Hofmann whereby Dr. Hofmann was to receive $15,000 per month for his services, plus 10,000 shares of the Company's Common Stock for services performed in 1997. These shares were issued on January 26, 1998 with respect to services performed in 1997 for a dollar value of $59,600. Effective May 29, 1998, the Company terminated all agreements with Dr. Hofmann.

(7) Thomas E. Waite became President, Director and Chief Executive Officer on November 14, 1997 and was issued 400,000 shares of the Company's Common Stock to induce him to work for the issuer and provide an incentive for his performance. Mr. Waite had a 1-year employment contract with the Company effective January 5, 1998 authorizing a salary of $20,000 per month. Mr. Waite's employment contract was not renewed, and effective March 4, 1999, Mr. Waite resigned all his positions with the Company. Prior to that time, Mr. Waite was not an employee of the Company. In 1995, Thomas E. Waite & Associates, a company owned by Mr. Waite, was a consultant to the Company.

     On November 14, 1997, Mr. Waite was issued 400,000 shares of the Company's Common Stock to enable him to devote his entire business time to the affairs of the Company. The dollar value of such shares was $4,000,000. See
     Item 1. "Description of Business- Other Financing Arrangements" concerning the Financing Agreement between Dr. Jackie R. See and Thomas E. Waite and the Company dated January 13, 1998 and amended February 3, 1998, pursuant which Dr. See and Mr. Waite have the right to invest up to $10,000,000 in the Company and pursuant to which they invested $5,000,000 on February 3, 1998 in promissory notes and cash and received 1,580,028 shares of Common Stock therefor. Such stock is valued at the closing bid price of $9.50 on February 3, 1998 for a total value of $7,506,321. For stock issuance's to Thomas E. Waite & Associates prior to Mr. Waite becoming an employee, See "Legal Proceedings No. 1."

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

(9) Barbara L. Berry became Secretary and Chief Operating Officer ("COO") on December 12, 1997. On July 28, 1998, Mrs. Berry's title changed from COO to Chief Accounting Officer. On January 26,1998, Mrs. Berry was issued 50,000 shares (restricted) of the Company's Common Stock to induce her to work for the issuer and provide an incentive for her performance. The dollar value of such stock based on the closing price on the date of issue was $345,000. Mrs. Berry had a 1-year contract with the Company effective November 17, 1997 authorizing a salary of $10,000 per month. This contract was renewed on November 17, 1998 for 1 year. On January 12, 1999, Mrs. Berry resigned her positions with the Company. Prior to November 17, 1997, Mrs. Berry was a consultant for the Company beginning October 15, 1997. Prior to that time, Mrs. Berry was not an employee of the Company nor was she affiliated in any way with the Company.

(10) Martin J. Holloran became a Director and a member of the Audit Committee on February 10, 1998. On February 18, 1998, Mr. Holloran was issued 5,000 shares of the Company's Common Stock for an incentive for becoming a Director and a member of the Audit Committee. The dollar value of such stock based on the closing price on the date of issue was $25,600. In addition, it was agreed that Mr. Holloran was to receive $2,000 for every Board of Director meeting he attended. At December 31, 1998, the Company had paid him $6,000 for the year and owed him an additional $4,000 for past meetings attended. Mr. Holloran resigned and no londer is a director.

(11) Colonel Martin T. Hayden became a Director and a member of the Audit Committee and Compensation Committee on February 10, 1998. On February 18, 1998, Col. Hayden was issued 5,000 shares of the Company's Common Stock for an incentive for becoming a Director and a member of the Audit Committee and Compensation Committee. The dollar value of such stock based on the closing price on the date of issue was $25,600. In addition, it was agreed that Col. Hayden was to receive $2,000 for every Board of Director meeting he attended. At December 31, 1998, the Company had paid him $6,000 for the year and owed him an additional $6,000 for past meetings attended. In December of 1998, Col. Hayden passed away.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


All shares included in the following table and in this section reflect sets forth information concerning ownership of the Company's Common Stock by (i) each Director and Executive Officer of the Company, (ii) all Directors and Officers as a group and (iii) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of December 31, 1999:

--------------------------------------------------------------------------------------------------------------------
                                                                                              Percentage of
                                                                     Amount and               Outstanding Shares
                                 Name and Address                    Nature of Beneficial     of Common Stock
    Title of Class               of Beneficial Owner                 Ownership (1)            as of 12/31/99(1)
-------------------------- ----------------------------------------- ------------------------ -----------------------
    Common Stock                 Curtis Orgill (6)                      50,000                   <1%
                                 1325 Airmotive Way
                                 Suite 125
                                 Reno, NV  89502
-------------------------- ----------------------------------------- ------------------------ -----------------------
    Common Stock                 All Directors and                      50,000                   <1%
                                 Officers as a Group
-------------------------- ----------------------------------------- ------------------------ -----------------------
    Common Stock                 Thomas  Waite                       1,140,139                    9%
                                 54 Carter Road
                                 Lake May, FL  32746
-------------------------- ----------------------------------------- ------------------------ -----------------------

(1) The percentage calculation for each person or group, reflects the addition to the number of shares beneficially owned by such person or group and to the aggregate outstanding shares, the number of shares that the person or group involved has the right to acquire within 60 days.
(2) Mr. Orgill was appointed Treasurer and Chief Financial Officer on December 12, 1997. On February 10, 1998, Mr. Orgill was appointed as a Director to the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


During 1999, the Company issued no shares of Common Stock to current or prior Officers and Directors of the Company, relatives of those Officers and Directors and other related parties. Prior to 1999, the Company had issued shares as follows:


----------------------------------------------------------------------------------------------------------------------------
                           Relationship to       Current                                       No. of
Name                       the Company       Status/relationship    Reference  Date Issued    Shares Issued    Dollar Value **
--------------------------------------------------------------------------------------------------------------------------
Colonel Robert T. Hayden   Director               Prior                (1)        2/18/98         5,000           $    25,650
----------------------------------------------------------------------------------------------------------------------------
Ian Hicks                  Officer & Director     Prior                (1)        3/18/97   (6)  25,000           $ 1,671,750
Ian Hicks                  Officer & Director     Prior                (1)       10/14/98   (6)   3,500           $
Total                                                                                            28,500
----------------------------------------------------------------------------------------------------------------------------
Martin J. Holloran         Director               Prior                (1)        2/18/98         5,000           $    25,650
----------------------------------------------------------------------------------------------------------------------------
Barbara L. Berry           Officer                Prior                (1)        1/26/98        50,000           $   298,000
----------------------------------------------------------------------------------------------------------------------------
Curtis A. Orgill           Officer & Director     Current              (1)        1/26/98        50,000           $   298,000
----------------------------------------------------------------------------------------------------------------------------
Dr. Jackie R. See, M.D.    Director               Current              (1)        3/18/97        35,000           $ 2,340,450

Dr. Jackie R. See, M.D.    Director               Current              (1)        6/10/97       400,000           $ 7,748,000

Dr. Jackie R. See, M.D.    Director               Current              (2)        2/3/98        790,139           $ 7,506,321

Dr. Darryl See, M.D.       Consultant             Dr. Jackie See's     (1)        11/14/97       50,000           $   500,000
                                                  Son
Dr. Darryl See, M.D.       Consultant             Dr. Jackie See's     (1)        1/26/98       200,000           $ 1,192,000
                                                  Son
Daniel L. See              N/A                    Dr. Jackie See's     (1)        6/11/97         1,000
                                                  Son

David J. See               N/A                    Dr. Jackie See's     (1)        3/2/98          5,000
                                                  Son

Charles Dayton See         N/A                    Relative to Dr.      (1)        6/11/97         1,000
                                                  Jackie See
Anita Wassgren Trust       N/A                    Dr.Jackie See's      (1)        6/26/98       100,000
                                                  Wife
Total                                                                                       $ 1,582,139
----------------------------------------------------------------------------------------------------------------------------
Don Steffens               Officer & Director     Prior                (1)        3/18/97   (6)  25,000           $ 1,671,750

Don Steffens               Officer &  Director    Prior                (1)        6/10/97   (6  100,000           $ 1,937,000

Don Steffens               Officer & Director     Prior                (1)        10/14/98  (6)  15,890           $

Total                                                                                           140,890           $ 3,608,750
----------------------------------------------------------------------------------------------------------------------------
Thomas E. Waite            Officer & Director     Prior                (3)        12/18/96       56,875           $ 1,279,688

Thomas E. Waite            Officer &  Director    Prior                (4)        11/14/97      400,000           $ 4,000,000

Thomas E. Waite            Officer & Director     Prior                (2)        2/3/98        790,139           $ 7,506,321

Total                                                                                         1,247,014           $12,786,008
----------------------------------------------------------------------------------------------------------------------------
Alexander H. Walker, Jr.   Officer & Director     Prior                (5)        4/12/96        18,000           $ 1,170,000

Alexander H. Walker, Jr.   Officer & Director     Prior                (5)        3/18/97        18,000           $ 1,203,660

Alexander H. Walker, Jr.   Officer & Director     Prior                (5)        6/10/97        87,200           $ 1,689,064

Alexander H. Walker, Jr.   Officer & Director     Prior                (5)        10/14/98       16,000           $

Alexander H. Walker, III   N/A                    Walker JR's Son      (6)        7/5/96          2,000           $    65,000

Alexander H. Walker, III   N/A                    Walker JR's Son      (6)        3/18/97         2,000           $   133,740

J.T. Cardinalli            N/A                    Walker JR's          (6)        7/5/96          2,000           $    65,000
                                                  Son-in-law
J.T. Cardinalli            N/A                    Walker JR's          (6)        3/18/97         2,000           $   133,740
                                                  Son-in-law
Total                                                                                           147,200           $ 4,460,204
----------------------------------------------------------------------------------------------------------------------------

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

(1) The shares were issued for compensation for services performed as an Officer or Director of the Company, or services performed as an independent consultant to the Company.
(2) The Company has secured a Financing Agreement (See "Description of Business") with Dr. Jackie See and Thomas E. Waite, then the President and Chief Executive Officer (the "Investors"), whereby the investors
         (a) purchased an initial tranche of 1,580,278 shares of the Company's Common Stock for an aggregate purchase price of $5,000,000, and (b) may purchase up to an aggregate of 592,605 additional shares of the Company's Common Stock, upon certain terms and conditions, at an aggregate maximum additional purchase price of $5,000,000. The initial funding of $5,000,000 was effected on February 3, 1998 by the delivery to the company by each investor of a check for $7,901.39 and Promissory Notes due March 31, 1999 in the principal amount of $2,492,098.61, bearing interest at the rate of 1% above prime and secured by the shares purchased.
(3) In December 1996, the Company issued 56,875 shares of its Common Stock as part of a settlement agreement in the litigation between the Company and Thomas Waite & Associates described herein.

(4) In November 1997, the Company hired Thomas E Waite as the President and Chairman of the Board and issued to him 400,000 shares of the Company's Common Stock to induce him to work for the Company and provide an incentive for his performance as President and Chief Executive Officer. On March 4, 1999, Mr. Waite resigned all his positions with the Company.
(5) On April 12, 1996, the Company issued 18,000 shares of Common Stock to Alexander H. Walker, Jr. in connection with legal services rendered and to be rendered to the Company, pursuant to a consulting agreement signed in March 1996. During 1997, the Company issued to Mr. Walker 105,200 shares of Common Stock. In December 1997, the Company terminated all agreements with Mr. Walker. In settlement of a legal dispute, Mr. Walker returned 120,200 shares of Common Stock to the Company treasury and the Company issued Mr. Walker 16,000 shares of Common Stock (unrestricted) of the Company on October 14, 1998.
(6) Shares were returned to the Company's treasury on 10/14/98, as part of a litigation settlement agreement, and on October 14, 1998,
         unrestricted   shares  were  reissued  as  a  part  of  the  settlement
         agreement.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following is a table of the exhibits filed by the Registrant with its Registration Statement on Form SB-2.

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

10.1a Financing Agreement, dated January 13, 1998 between the Registrant and Dr. Jackie R. See and Thomas E. Waite.****
10.5 Amendment to Financing Agreement dated February 3, 1998 between the Registrant and Dr. Jackie R. See and Thomas E.
         Waite.****
10.6 H.D. Brous Opinion as to Financing Agreement dated February 5, 1998 between Dr. Jackie R. See and Thomas E. Waite. *****
10.7 Assignment of Patent Application No. 08/573408, filed 12/15/95, for an invention entitled PGE1 Containing Lyophilized Liposomes for the Treatment of Erectile Dysfunction.**
10.12 Consulting Agreement, dated June 10, 1998, between the Registrant and Medhat Gorgy. ***

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

                     HARVARD SCIENTIFIC CORP.

                     By  /s/Alexander H. Walker, Jr.
                         -----------------------------------------------
                         Alexander H. Walker, Jr., Chairman of the Board


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Name                                        Title                                  Date
      ----                                        -----                                  ----
/s/Stuart Brame                           President, and Chief Executive             May 26, 2000
-------------------------                 Officer
Stuart Brame

/s/Gordon W. Cole                         Director                                   May 26, 2000
-------------------------
Gordon W. Cole

/s/Curtis A. Orgill                       Director, Treasurer, and                   May 26, 2000
--------------------------                Chief Financial Officer
Curtis A. Orgill