Form 10QSB
period 2000-03-31
HARVARD SCIENTIFIC CORP
filed 2000-05-26
CIK 1006598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10QSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) of the
                             SECURITIES ACT OF 1934

                      For the quarter ended March 31, 2000
                         Commission File Number 0-28392

                            HARVARD SCIENTIFIC CORP.
                 ----------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     Nevada                                     88-0226455
         --------------------------------                 ------------------
         (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                   Identification No.)

1325 Airmotive Way, Suite 125, Reno, Nevada                      89502
-------------------------------------------                    ----------
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

(1)  Yes            No  X     (2) Yes        No   X
          -----       -----           -----     -----
Indicate the number of shares outstanding of each of the Issuer's classes of Common Equity, as of the latest practicable date:

     Common Stock, Par

  Value $0.001 Per Share                          13,147,437
  ----------------------                          ----------
     (TITLE OF CLASS)                    (NUMBER OF SHARES OUTSTANDING
                                                 on May 25, 2000)

Part I

Item No. 1.  FINANCIAL STATEMENTS

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS
                                                                               March 31,                  December 31,
                                                                                 2000                        1999
                                                                             (Unaudited)                   (Audited)
                                                                              -----------                   -----------
Current Assets:
     Cash and cash equivalents                                                $     2,135                   $     1,610
     Accounts Receivable - Directors (Note 7 & 9)
     Deferred debt issue costs (Note 11) Legal Retainer
     Note & Interest Receivable (Note 6, 8, & 9)                                2,751,493                     2,751,493
       Reserve for receivables (Note 6, 8, & 9)                                (2,751,493)                   (2,751,493)
                                                                              -----------                   -----------

          Total Current Assets                                                      2,135                         1,610
                                                                              -----------                   -----------

Intangible Assets:

     Intellectual Property, Net of accumulated amortization
        of $35,508 at March 31, 2000 and
        December 31, 1999, respectively (Note 4)                                        0                             0
      Investment in Signetics.net                                               4,300,000                             0
                                                                                                                      0
     Organizational cost, net of accumulated amortization of
        $175,550 at March 31, 2000 and December 31, 1999,
        respectively                                                                    0                             0

     Deposits                                                                         300                           300
                                                                              -----------                   -----------

          TOTAL ASSETS                                                        $ 4,302,435                   $     1,910
                                                                              ===========                   ===========

    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET (CONTINUED)

                       LIABLITIES AND STOCKHOLDERS' EQUITY
                                                                               March 31,                   December 31,
                                                                                 2000                        1999
                                                                             (Unaudited)                   (Audited)
                                                                              -----------                  ------------

      (Audited)

Current Liabilities:

     Accounts Payable                                                         $    342,177                 $    349,753
                                                                              ------------                 ------------


        Total Current Liabilities                                                  342,177                      349,753
                                                                              ------------                 ------------


Stockholders' Equity:

     Common Stock, $.01 par value; 100,000,000 shares
        authorized; 13,768,022 and 6,153,737  shares issued
         and  outstanding at March 31, 2000 and December 31,
        1999, respectively (Note 2)                                                133,680                       61,537
      Preferred Stock, 10,000,000 shares authorized, 4,000 and none
           Issued and outstanding at March 31, 2000 and December 31
        1999, respectively  (Note 2)                                                 4,000                            0
     Additional paid-in capital                                                 17,187,197                   12,841,840
     Deficit accumulated during the development stage                          (13,364,619)                 (13,251,220)
                                                                              ------------                 ------------

        Total Stockholders' Equity                                              (3,960,258)                    (347,843)
                                                                              ------------                 ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  4,302,435                 $      1,910
                                                                              ============                 ============


    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                                    1/13/87
                                                  Three Months Ended                   Three Months Ended         (Inception)
                                                  ------------------                   ------------------              To
                                                 March 31 2000   March 31, 1999  March 31, 2000  March 31, 1999    03/31/00
                                                  (Unaudited)        (Audited)     (Unaudited)     (Audited)      (Unaudited)
                                                 ------------    ------------    ------------    ------------    ------------

Net Sales                                        $               $               $               $               $    187,387
Cost of Sales                                            --              --              --              --           221,557
                                                 ------------    ------------    ------------    ------------    ------------
      Gross Profit                                       --              --              --              --           (34,170)
                                                 ------------    ------------    ------------    ------------    ------------
Operating Expenses:
  General and administrative expenses                 113,399          66,559         113,399          66,559       6,734,239
  Research and development                               --             4,286            --             4,286       2,885,276
  Depreciation and amortization                          --             2,742            --             2,742         910,927
                                                 ------------    ------------    ------------    ------------    ------------
      Total Operating Expenses                        113,399          73,587         113,399          73,587      10,530,442
      Loss from Operations                           (113,399)        (73,587)       (113,399)      (73,587))     (10,564,612
                                                 ------------    ------------    ------------    ------------    ------------
Other Income (Expense):

  Other Income                                           --              --              --              --              --
  Forgiveness of debt                                    --              --              --              --         1,047,958
  Settlements (Note 9)                                   --              --              --              --          (785,983)
  Interest Income                                        --                51            --                51           7,500
  Dividend Income                                        --                 9            --                 9          62,963
  Interest Expense                                       --              --              --              --        (2,085,909)
  Loss on disposition of Fixed Assets or
  Securities                                             --            (5,882)           --          (5,882))      (1,046,536)
                                                 ------------    ------------    ------------    ------------    ------------
      Total Other Income and Expense                     --            (5,822)           --          (5,822))        (800,007)
                                                 ------------    ------------    ------------    ------------    ------------
Net Loss                                             (113,399)   $ ( 79,409))        (113,399)   $    (79,409)   $(13,364,619)
                                                 ============    ============    ============    ============    ============
Loss per Common Share                            $        .02    $      (0.21)   $        .01    $      (0.59)   $       --
                                                 ============    ============    ============    ============    ============
Weighted Average Shares

  Outstanding (Note 2)                              6,078,737       5,643,101       6,071,225       5,150,154            --
                                                 ============    ============    ============    ============    ============

    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO MARCH 31, 2000 (UNAUDITED)


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


    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO MARCH 31, 2000 (UNAUDITED)


                                                                                                   Deficit
                                                                 RESTATED            Additional     From
                                                               Common Stock           Paid-in     Inception
                                                           Shares         Amount      Capital       To Date         Total
                                                        -----------   -----------   -----------   -----------    -----------

December 31, 1994 balance forward                         1,857,125         1,857       540,549      (550,386)        (7,980)
Issuance of shares for fees and services                    553,500           553       530,796          --          531,349
Issuance of shares at par value for
intellectual property rights                              6,138,500         6,139          --            --            6,139
Issuance of shares for cash, net of offering
costs                                                       200,000           200       831,100          --          831,300
Net (loss) for the year ended December 31, 1995                --            --            --        (676,455)      (676,455)
                                                        -----------   -----------   -----------   -----------    -----------
Balance December 31, 1995                                 8,749,125         8,749     1,902,445    (1,226,841)       684,353
Issuance of shares for services                             255,000           255        59,828          --           60,083
Issuance of shares in conversion of debt                    310,254           310       249,690          --          250,000
Issuance of shares for legal settlement                     568,750           569       494,244          --          494,813
Discount on 7% Convertible Debentures                          --            --         500,000          --          500,000

Net (loss) for the year ended December 31, 1996                --            --            --      (2,438,945)    (2,438,945)
                                                        -----------   -----------   -----------   -----------    -----------
Balance December 31, 1996                                 9,883,129         9,883     3,206,207    (3,665,786)      (449,696)
Issuance of shares for cash, net of offering                250,000           250       124,750          --          125,000
costs

Issuance of shares for fees and services                  1,270,000         1,270          --            --            1,270

Discount on 6% Convertible Debentures                          --            --       1,250,000          --        1,250,000

Net (loss) for the Quarter ended March 31, 1997                --            --            --      (3,140,868)    (3,140,868)
                                                        -----------   -----------   -----------   -----------    -----------
Balance March 31, 1997                                   11,403,129   $    11,403   $ 4,580,957   $(6,806,654)   $(2,214,294)
                                                        -----------   -----------   -----------   -----------    -----------

   The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO MARCH 31, 2000 (UNAUDITED)


                                                                                               Deficit
                                                               RESTATED          Additional      From
                                                             Common Stock          Paid-in     Inception
                                                         Shares       Amount       Capital      To Date         Total
                                                      -----------   -----------   -----------   -----------    -----------

March 31, 1997 balance forward                         11,403,129   $    11,403   $ 4,580,957   $(6,806,654)   $(2,214,294)
Issuance of shares for fees and services                6,172,000         6,172          --            --            6,172
Issuance of shares in conversion of debt                  450,000           450       133,300          --          133,750
Net (loss) for the Quarter ended June 30, 1997               --            --            --      (1,266,233)    (1,266,233)
                                                      -----------   -----------   -----------   -----------    -----------

Balance June 30, 1997                                  18,025,129   $    18,025   $ 4,714,257   $(8,072,887)   $(3,340,605)
Issuance of shares in conversion of debt                1,446,325         1,446     1,275,133          --        1,276,579
Issuance of shares for fees and services                  144,000           144          --            --              144
Net (loss) for the Quarter ended September 30,
1997                                                         --            --            --        (180,075)      (180,075)
                                                      -----------   -----------   -----------   -----------    -----------

Balance September 30, 1997                             19,615,454   $    19,615   $ 5,989,390   $(8,252,962)   $(2,243,957)
Issuance of shares in conversion of debt                2,375,919         2,376       985,789          --          988,165
Issuance of shares for fees and services                8,300,000         8,300       537,100          --          545,400
Issuance of shares in legal settlement                  1,150,000         1,150       439,075          --          440,225
Issuance of shares for intellectual property            2,000,000         2,000          --            --            2,000

Receivable due from related parties reflecting
the sale of stock Rule 16(b)                                 --            --         410,016          --          410,016
Receivable due from related parties                          --            --         333,535          --          333,535
Net (loss) for the Quarter ended December 31,
1997                                                         --            --            --      (1,229,065)    (1,229,065)
                                                      -----------   -----------   -----------   -----------    -----------

Balance at year end December 31, 1997                  33,441,373   $    33,441   $ 8,694,904   $(9,482,027)   $  (753,682)


    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO MARCH 31, 2000 (UNAUDITED)

                                                                                                 Deficit
                                                               RESTATED          Additional      From
                                                            Common Stock           Paid-in      Inception
                                                         Shares       Amount       Capital       To Date         Total
                                                      -----------   -----------   -----------   -----------    -----------

Issuance of shares in conversion of debt              1,036,064           1,036        260,882            --           261,918
February 1, 1998, adjustment of shares to effect
a one-for-ten reverse split                         (31,029,693)           --             --              --              --
Issuance of shares for a commitment to a
financing agreement                                   1,580,278          15,803      4,984,197            --         5,000,000
Issuance of shares for services                          10,000             100           --              --               100


Issuance of shares for cash                             200,000           2,000        598,000            --           600,000
Net reversal of Receivable due from related
parties reflecting the sale of stock Rule 16(b)            --              --          (17,197)           --           (17,197)
Net (loss) for the Quarter ended March 31, 1998            --              --             --      $ (1,097,930)   $ (1,097,930)
                                                      ---------    ------------   ------------    ------------    ------------
Balance at March 31, 1998                             5,238,022    $     52,380   $ 14,520,786    $(10,579,957)   $  3,993,209

Issuance of shares for fees and services                 10,500             105        124,371            --           124,476
Issuance of shares for cash                             233,333           2,334        697,665            --           699,999
Net (loss) for the Quarter ended June 30, 1998             --              --             --          (735,893)       (735,893)
                                                      ---------    ------------   ------------    ------------    ------------
Balance at June 30, 1998                              5,481,855    $     54,819   $ 15,342,822    $(11,315,850)   $  4,081,791
                                                      =========    ============   ============     ===========    ============
Issuance of shares for fees and services                101,000           1,010        396,990            --           398,000
Issuance of shares for cash                              24,667             247         73,753            --            74,000
Issuance of shares for legal settlement                 600,000           6,000      2,762,900            --         2,768,900
Inventory                                                  --              --           18,000            --            18,000
Net (loss) for the Quarter ended September 30,
1998                                                       --              --             --        (1,212,055)     (1,212,055)
Balance September 30, 1998                            6,207,522    $     62,076   $ 18,594,465     (12,527,905)   $  6,128,636
                                                      =========    ============   ============     ===========    ============

    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO MARCH 31, 2000 (UNAUDITED)

                                                                                                   Deficit
                                                                 RESTATED           Additional       From
                                                             Common Stock            Paid-in       Inception
                                                         Shares        Amount        Capital        To Date             Total
                                                      -----------    -----------   -----------    -----------       -----------

Adjustment of Waite & See Agreement                          --             --       (4,684,197)          --       (4,684,197)
Shares returned to Treasury Stock                        (270,200)        (2,702)          --             --           (2,702)
Issue of shares for fees and services                      51,390            513           --             --              513
Reclassifying of debt forgiveness                            --             --         (968,901)          --         (968,901)
Net (loss) for Quarter ended December 31, 1998               --             --         (136,752)          --         (136,752)
Balance at Year End                                          --             --             --         (666,133       (666,133)
Balance at December 31, 1998                            5,988,712         59,887     12,804,615    (13,194,038)      (329,536)
                                                      -----------    -----------    -----------    -----------     -----------
Issue of shares for service                                15,000            150           --             --              150
Issue of shares January 11, 1999                               25           --           16,725           --           16,725
Net (loss) for Quarter ended March 31, 1999                  --             --             --          (79,408)       (79,408)
Issue of shares for fees and services                      51,390            513           --             --              513
Reclassifying of debt forgiveness                            --             --         (968,901)          --         (968,901)
Net (loss) for Quarter ended December 31, 1998               --             --         (136,752)          --         (136,752)
Balance at December 31, 1998                            5,988,712         59,887     12,804,615    (13,194,038)      (329,536)
                                                      -----------    -----------    -----------    -----------     -----------
Issue of shares for service                                15,000            150           --             --              150
Issue of shares January 11, 1999                               25           --           16,725           --           16,725
Net (loss) for Quarter ended March 31, 1999                  --             --             --          (79,408)       (79,408)

Balance at March 31, 1999                               6,003,737         60,037     12,821,340    (13,273,446)      (392,069)

Net (loss) for Quarter ended June 30, 1999                   --             --             --           (1,296)        (1,296)
Balance as of June 30, 1999                             6,003,737         60,037     12,821,340    (13,274,742)      (393,365)
                                                        =========         ======     ==========    ===========       ========
June 30, 1999 Balance forward                           6,003,737         60,037     12,821,340    (13,274,742)      (393,365)
Shares issued for service                                 150,000           --             --             --             --
Reduction of note receivable                                 --             --           22,000           --           22,000
Net (loss) for quarter ended September 30, 1999              --             --             --             (204)          (204)


Balance at Quarter ended September 30, 1999             6,153,737         60,037     12,843,340    (13,274,946)      (371,569)
                                                        =========         ======     ==========    ===========       ========

     The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO MARCH 31, 2000 (UNAUDITED)


Issuance of Shares for fees and
services                                              165,025          1,650         15,226           --            16,876
Reduction of Note receivable                             --             --           22,000           --            22,000
                                                   ----------   ------------     ----------   ------------    ------------
Net (loss) for the Year ended
   December 31, 1999                                     --             --             --          (57,183)        (57,183)
                                                   ----------   ------------     ----------   ------------    ------------
Balance at year ended December 31,
1999                                                6,153,737   $     61,537   $ 12,841,840   $(13,251,220)   $   (347,843)

Issuance of Shares for legal fees and services
                                                    6,500,000         65,000           --             --            65,000

Sale of shares                                        714,285          7,143         49,357           --            56,500
Issuance of preferred shares for
  Signetics.net acquisition                           400,000          4,000      4,296,000           --         4,696,000


Net loss for 3 mos. Ended March 31,2000                  --             --             --         (113,399)       (113,399)
                                                   ----------   ------------     ----------   ------------    ------------
Balance at March 31, 2000                          13,768,022   $    137,680     17,187,197   $(13,364,619)   $  4,356,258
                                                   ----------   ------------     ----------   ------------    ------------


     The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                     1/13/87
                                                                        Three Months Ended        (Inception) to
                                                                       March          March           March
                                                                      31, 2000      31, 1999         31,2000
                                                                    (Unaudited)    (Unaudited)      (Unaudited)
                                                                    ------------    ------------    ------------
Reconciliation of Net Loss to Net Cash
  Used in Operating Activities:

Net Loss                                                            $   (113,399)   $    (79,407)   $(14,333,520)
                                                                    ------------    ------------    ------------
Adjustments to Reconcile Net Loss to
  Net Cash Provided by (Used in)
  Operating Activities:

  Book value of assets sold                                                 --              --             6,483

  Loss on disposition of securities or fixed assets                         --             5,882       1,022,037
  Depreciation and amortization                                             --             2,742         258,928
  Amortization of Debt Issuance cost                                        --              --           625,000
  Issuance of stock for director's fees and
    employment services                                                   15,000          16,875       1,304,875
  Issuance of stock for consulting & legal fees                        4,406,500            --         4,689,681


  Issuance of stock for Property Rights                                     --              --             2,000

  Issuance of stock in legal settlement                                     --              --           856,208

  Discount on Convertible Debentures                                        --              --         1,750,000

  Interest Expense converted to Stock
    (Increase) decrease in assets:                                          --              --            98,795

    Accounts Receivable

    Note & Interest receivable                                              --              --        (1,047,958)
    Prepaid expenses                                                        --            37,173         (37,173)

    Deposits/Retainers                                                      --            (1,210)         37,474
    Legal Retainer                                                          --              --              --
    Other assets                                                            --            13,297          18,000

  Increase (decrease) in liabilities:
    Accounts Payable                                                      (7,576)           (830)        421,232
    Accrued expenses                                                        --            (6,055)          8,616
    Due to related parties                                                  --              --           310,300
                                                                    ------------    ------------    ------------
      Total Adjustments                                                4,413,924          70,284       1,033,664
                                                                    ------------    ------------    ------------
Net Cash Used in Operating Activities                                  4,300,525    $     (9,115)   $ (3,999,856)
                                                                    ============    ============    ============

     The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                     1/13/87
                                                                          Three Months Ended        (Inception) to
                                                                         March          March           March
                                                                       31, 2000      31, 1999         31,2000
                                                                      (Unaudited)    (Unaudited)      (Unaudited)
                                                                      ------------    ------------    ------------

Cash Flows from Investing Activities:

  Cash from sale (purchase) of stock                                    (4,300,000)          --       (4,300,000)


  Cash from sale (purchase) of equipment                                      --             --          (78,114)

  Cash from sale (purchase) of Intellectual Rights                            --             --         (150,000)

  Capitalized organization costs                                              --             --         (150,924)

                                                                       -----------    -----------    -----------

    Net Cash Used in Investing Activities                              (4,300,000)-          --      (4,679,0138)
                                                                       -----------    -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from issuance of capital stock,
    net of offering costs                                                     --        1,373,999      4,584,821
  Proceeds from debt converted to capital stock                               --             --          250,000

  Proceeds from debt, net of costs                                            --             --          438,739

  Proceeds from debentures, net of costs                                      --             --        5,343,901

  Principal payments on debt paid in capital                                  --           (8,756)    (1,936,432)
                                                                       -----------    -----------    -----------
      Net Cash Provided by Financing Activities                         (4,300,000)     1,365,243      8,681,029
                                                                       -----------    -----------    -----------
Net Increase (Decrease) in Cash                                                525       (782,386)         2,135

Cash at beginning of period                                                  1,610        873,199           --
                                                                       -----------    -----------    -----------

Cash at end of period                                                        2,135    $    90,813          2,135
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

ITEM 2:  Management's Discussion and Analysis or Plan of Operation

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

         The Company's core technology is covered by the following issued patents: (1) U.S. Patent Number 5,718,917 issued to the Company on February 17, 1998 "PGE1 CONTAINING LYOPHILIZED LIPOSOMES FOR USE IN THE TREATMENT OF ERECTILE DYSFUNCTION". (2) U.S. Patent Number 6,046,240 published on April 4, 2000. TOPICAL APPLICATION OF PGE-1 IN LYOPHILIZED LIPOSOMES FOR TREATMENT OF SEXUAL DYSFUNCTION IN THE FEMALE. PGE-1 is the active drug agent used in the Company's Male Intraurethral, Male Topical and Female Topical Products. There can be no assurance that any of the Company's products will be commercially successful even if they are scientifically successful and gain FDA and/or other than U.S.regulatory agency approval, none of which is assured.

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

         The Company does not expect to purchase or sell any significant equipment overcthe next ninety days.

         Stuart Brame currently serves without salary and received 2,000,000 shares as asigning bonus. Optima Financial will serve without payment of monthly consultingcfees and has received 2,000,000 shares for its services. An additional 1,000,000 shares was issued to Alexander H. Walker, Jr. for his services as Chairman of the Board, 1,000,000 shares was issued to Curtis Orgill for his services as an officer and director and 500,000 shares were issued to Gordon Cole for his services as a director.

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

         On February 3, 1998 (as amended), the Company entered into a financing agreement with Jackie R. See, then a director and a controlling stockholder of, and consultant to, the Company, and Thomas E. Waite, former President, Chief Executive Officer, Chairman of the Board of Directors and a controlling stockholder of the Company, whereby such investors (a) purchased an initial tranche of 1,580,278 shares of the Company's Common Stock (the "Initial Shares") for an aggregate purchase price of $5,000,000, and (b) may purchase up to an aggregate of 592,604 additional shares of the Company's Common Stock (the "Additional Shares"), upon certain terms and conditions, at an aggregate maximum additional purchase price of $5,000,000. The initial funding of $5,000,000 was effected on February 3, 1998 by the delivery to the Company by each of Dr. See and Mr. Waite of a check for $7,901.39 and Promissory Notes due March 31, 1999 in the principal amount of $2,492,098.61, bearing interest at the rate of 1% above prime and secured by the shares purchased. At December 31, 1998, the Company reported total assets of $5,943,925. This compares with total assets at December 31, 1997 of $2,227,677. The primary reason for this increase in assets is a result of the two promissory notes, totaling $4,850,058 at December 31, 1998 and a decrease in cash of $859,769. Interest Income accrued for 1998 on these two notes totaled $165,861.

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

Liquidity and Capital Resources
-------------------------------

         The Company's major financial transaction for 1997 incurred during the first quarter was the issuance of $5,000,000 aggregate principal amount of 6% Convertible Debentures on March 21, 1997, resulting in a net receipt of $4,375,000 by the Company for its general operating account. During 1997, the majority of the cash used in the Company's operations came from the issuance of the 6% Convertible Debentures. During the first quarter of 1998, the Company managed to secure two additional financing arrangements: (1) the Company's two principal stockholders, Thomas E. Waite, President and Chief Executive Officer, and Jackie R. See, M.D., F.A.C.C., Director of Research and Development, entered into the Financing Agreement pursuant to which on February 3, 1998 they each made payments of $7,901.39 and gave a promissory note of $2,492,098.61 due March 31, 1999, with a right to purchase an additional $5,000,000 of the Company's Common Stock together, and (2) O. Lee Tawes III, a person otherwise not affiliated with the Company, purchased 200,000 shares of the Company's Common Stock for $600,000, with the right to receive additional shares of Common Stock of the Company if the price per share is below $6.00 when the shares are registered with the U.S. Securities and Exchange Commission. (The Company's Registration Statement filed on July 20, 1998 became effective on July 28, 1998, and the closing bid price on that day was $6.62 per share). During the second quarter of 1998, two additional investors, under the same terms as Mr. Tawes, purchased shares of Common Stock of the Company: 1) Ronald E. Patterson purchased 83,333 shares for $249,999, also with the right to receive additional shares of Common Stock of the Company if the price per share is below $6.00, and
2) RK Company purchased 150,000 shares for $450,000, with the right to receive additional shares of Common Stock of the Company if the price per share is below $6.00. Total monies raised in the second quarter of 1998 were $699,999. During the third quarter of 1998, three additional investments were made, under the same terms as described above, whereby they purchased shares of Common Stock of the Company for cash: 1) RK Company purchased 16,667 shares for $50,000, 2) Elisabeth and Samuel Valenzisi purchased 8,000 shares for $24,000, and 3) O. Lee Tawes purchased 600,000 shares for $1,800,000, in lieu of a litigationsettlement (see Part I, Notes to the Financial Statements, Note #10 (j) and (k), and Note
11. Total monies raised in the Third quarter of 1998 were $1,874,000.

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

                                     PART II

                                Other Information

ITEM 1:  Legal Proceedings

         Registrant incorporates herein by this reference the description of legal proceedings contained in the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on May 26, 2000.

ITEM 2:  Changes in Securities and Use of Proceeds

         Any Changes regarding the securities or use of proceeds of the Registrant are described in the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on May 26, 2000. Such information is incorporated herein by this reference.

ITEM 3:  Defaults Upon Senior Securities

         None

ITEM 4:  Submission of Matters to a Vote of Security Holders

         No matters have been submitted to a vote of the security holders during the period covered by this report through the solicitation of proxies or otherwise.

ITEM 5:  Other Information

         None.

ITEM 6:  Exhibits and Reports on Form 8-K

A.       Exhibits

   (2)  Plan of acquisition, reorganization, liquidation or succession:
        NONE.

   (3)  (i)  Articles of Incorporation *
        (ii) By-laws *
 (27) Financial Data Schedule.

* Incorporated by reference from the Registrant's Form 10-SB.

   B.  Reports on Form 8-K.

       The Registrant did not file reports on Form 8-K during the first quarter of 2000.

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