Form 10QSB
period 2000-06-30
HARVARD SCIENTIFIC CORP
filed 2000-08-11
CIK 1006598

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10QSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) of the
                             SECURITIES ACT OF 1934

                       For the quarter ended June 30, 2000

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

(1)  Yes            No  X     (2) Yes        No   X
          -----       -----           -----     -----
Indicate the number of shares outstanding of each of the Issuer's classes of Common Equity, as of the latest practicable date:

     Common Stock, Par

  Value $0.01 Per Share                          13,157,437
  ----------------------                          ----------
     (TITLE OF CLASS)                    (NUMBER OF SHARES OUTSTANDING
                                                 on June 30, 2000)

Part I

Item No. 1.  FINANCIAL STATEMENTS



                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS

                                                                        June 30,                    December 31,
                                                                          2000                          1999
                                                                      (Unaudited)                     (Audited)
                                                                      -----------                   -----------
Current Assets:

     Cash and cash equivalents                                         $     2,262                   $     1,610
     Accounts Receivable - Directors (Note 7 & 9)
     Deferred debt issue costs (Note 11) Legal Retainer
     Note & Interest Receivable (Note 6, 8, & 9)                         2,751,493                     2,751,493
       Reserve for receivables (Note 6, 8, & 9)                         (2,751,493)                   (2,751,493)
                                                                       -----------                   -----------

          Total Current Assets                                               2,262                         1,610
                                                                       -----------                   -----------

Fixed Assets:

       Office Equipment                                                      1,852                             0

Intangible Assets:

     Intellectual Property, Net of accumulated amortization
        of $35,508 at March 31, 2000 and
        December 31, 1999, respectively (Note 4)                                 0                             0
      Investment in Signetics.net                                        4,300,000                             0
                                                                                                               0

     Organizational cost, net of accumulated amortization of
        $175,550 at March 31, 2000 and December 31, 1999,
        respectively                                                             0                             0

     Deposits                                                                  300                           300
                                                                       -----------                   -----------

          TOTAL ASSETS                                                 $ 4,304,414                   $     1,910
                                                                       ===========                   ===========

    The accompanying Notes are an integral part of these financial statements



                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET (CONTINUED)

                       LIABLITIES AND STOCKHOLDERS' EQUITY

                                                                               June 30,                   December 31,
                                                                                 2000                        1999
                                                                             (Unaudited)                   (Audited)
                                                                              -----------                  ------------

      (Audited)

Current Liabilities:

     Accounts Payable                                                         $    209,077                 $    349,753
                                                                              ------------                 ------------
        Total Current Liabilities                                                  342,177                      349,753
                                                                              ------------                 ------------

Long-term Liabilities:

     Notes Payable                                                                 163,100                            0
                                                                              ------------                  -----------

     Total Liabilities                                                             372,177                      349,753
                                                                              ------------                  -----------
Stockholders' Equity:

     Common Stock, $.01 par value; 100,000,000 shares
        authorized; 13,157,437 and 6,153,737  shares issued
         and  outstanding at March 31, 2000 and December 31,
        1999, respectively (Note 2)                                                131,574                       61,537
      Preferred Stock, 10,000,000 shares authorized, 4,000 and none
           Issued and outstanding at March 31, 2000 and December 31
        1999, respectively  (Note 2)                                                 4,000                            0
     Additional paid-in capital                                                 17,199,303                   12,841,840
     Deficit accumulated during the development stage                          (13,402,641)                 (13,251,220)
                                                                              ------------                 ------------

        Total Stockholders' Equity                                              (3,932,236)                    (347,843)
                                                                              ------------                 ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  4,304,414                 $      1,910
                                                                              ============                 ============




    The accompanying Notes are an integral part of these financial statements


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                                    1/13/87
                                                  Three Months Ended                   Six Months Ended          (Inception)
                                                  ------------------                   ------------------             To
                                                 June 30 2000     June 30, 1999   June 30,2000   June 30,1999       03/31/00
                                                  (Unaudited)        (Audited)     (Unaudited)     (Audited)      (Unaudited)
                                                 ------------    ------------    ------------    ------------    ------------


Net Sales                                        $               $               $               $               $    187,387
Cost of Sales                                            --              --              --              --           221,557
                                                 ------------    ------------    ------------    ------------    ------------
      Gross Profit                                       --              --              --              --           (34,170)
                                                 ------------    ------------    ------------    ------------    ------------
Operating Expenses:
  General and administrative expenses                  38,020             910         151,420          67,469       6,772,259
  Research and development                               --              --              --             4,286       2,885,276
  Depreciation and amortization                          --               913            --             3,655         910,927
                                                 ------------    ------------    ------------    ------------    ------------
      Total Operating Expenses                         38,020           1,823         151,420          75,410      10,568,462
      Loss from Operations                            (38,020)         (1,823)       (151,420)      (75,410))     (10,602,632)
                                                 ------------    ------------    ------------    ------------    ------------
Other Income (Expense):

  Other Income                                           --               525             --              525             --
  Forgiveness of debt                                    --              --              --              --         1,047,958
  Settlements (Note 9)                                   --              --              --              --          (785,983)
  Interest Income                                        --                 3            --                53           7,500
  Dividend Income                                        --              --              --                 9          62,963
  Interest Expense                                       --              --              --              --        (2,085,909)
  Loss on disposition of Fixed Assets or
  Securities                                             --              --              --            (5,882)     (1,046,536)
                                                 ------------    ------------    ------------    ------------    ------------
      Total Other Income and Expense                     --              (528)            --           (5,295)       (800,007)
                                                 ------------    ------------    ------------    ------------    ------------
Net Loss                                              (38,020)   $     (1,295)       (151,420)   $    (80,705)   $(13,402,639)
                                                 ============    ============    ============    ============    ============
Loss per Common Share                            $        .02                    $        .01    $     (0.001)   $       --
                                                 ============    ============    ============    ============    ============
Weighted Average Shares

  Outstanding (Note 2)                             13,013,437       6,003,737       6,071,225       5,996,244            --
                                                 ============    ============    ============    ============    ============

    The accompanying Notes are an integral part of these financial statements


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO JUNE 30, 2000 (UNAUDITED)
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


    The accompanying Notes are an integral part of these financial statements



                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO JUNE 30, 2000 (UNAUDITED)


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

    The accompanying Notes are an integral part of these financial statements


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO JUNE 30, 2000 (UNAUDITED)


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




    The accompanying Notes are an integral part of these financial statements



                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO JUNE 30, 2000 (UNAUDITED)

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
                                                      =========    ============   ============     ===========    ============



    The accompanying Notes are an integral part of these financial statements




                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO JUNE 30, 2000 (UNAUDITED)

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
                                                        =========         ======     ==========    ===========       ========



     The accompanying Notes are an integral part of these financial statements




                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                          TO JUNE 30, 2000 (UNAUDITED)



Issuance of Shares for fees and
services                                              165,025          1,650         15,226           --            16,876
Reduction of Note receivable                             --             --           22,000           --            22,000
                                                   ----------   ------------     ----------   ------------    ------------
Net (loss) for the Year ended
   December 31, 1999                                     --             --             --          (57,183)        (57,183)
                                                   ----------   ------------     ----------   ------------    ------------
Balance at year ended December 31,
1999                                                6,153,737   $     61,537   $ 12,841,840   $(13,251,220)   $   (347,843)

Issuance of Shares for legal fees and services
                                                    6,500,000         65,000           --             --            65,000

Sale of shares                                        714,285          7,143         49,357           --            56,500
Issuance of preferred shares for
  Signetics.net acquisition                           400,000          4,000      4,296,000           --         4,696,000


Net loss for 3 mos. Ended March 31,2000                  --             --             --         (113,399)       (113,399)
                                                   ----------   ------------     ----------   ------------    ------------
Balance at March 31, 2000                          13,768,022   $    137,680     17,187,197   $(13,364,619)   $  4,356,258
Issuance of shares for legal fees and

services                                              288,000          2,880          3,120
                                                   ----------   ------------     ----------   ------------    ------------
Correction of shares issued (1st qtr)
For legal fees and services                          (898,585)        (8,986)         8,986

Net Loss for 3 mos. Ended June 30, 2000                                             (38,020)       (38,020)

Balance at June 30, 2000                           13,157,437        131,574     17,199,303    (13,402,639)      4,318,238

    The accompanying Notes are an integral part of these financial statements


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                     1/13/87
                                                                        Three Months Ended        (Inception) to
                                                                       June           June             June
                                                                      30, 2000      30, 1999         30,2000
                                                                    (Unaudited)    (Unaudited)      (Unaudited)
                                                                    ------------    ------------    ------------

Reconciliation of Net Loss to Net Cash
  Used in Operating Activities:

Net Loss                                                            $   (151,420)   $    (82,992)  $(14,3713,541)
                                                                    ------------    ------------    ------------
Adjustments to Reconcile Net Loss to
  Net Cash Provided by (Used in)
  Operating Activities:

  Book value of assets sold                                                 --              --             6,483

  Loss on disposition of securities or fixed assets                         --              (913)      1,022,037
  Depreciation and amortization                                             --              --           285,928
  Amortization of Debt Issuance cost                                        --              --           625,000
  Issuance of stock for director's fees and
    employment services                                                   15,000            --         1,304,875
  Issuance of stock for consulting & legal fees                        4,416,500            --         4,699,681


  Issuance of stock for Property Rights                                     --              --             2,000

  Issuance of stock in legal settlement                                     --              --           856,208

  Discount on Convertible Debentures                                        --              --         1,750,000

  Interest Expense converted to Stock

    (Increase) decrease in assets:                                          --              --            98,795

    Accounts Receivable

    Note & Interest receivable                                              --              --        (1,047,958)
    Prepaid expenses                                                        --              --           (37,173)

    Deposits/Retainers                                                      --              (300)         37,474
    Legal Retainer                                                          --              --              --
    Other assets                                                            --           (18,000)         18,000

  Increase (decrease) in liabilities:
    Accounts Payable                                                      (7,576)         414,897        421,232
    Accrued expenses                                                        --              --            (8,616)
    Due to related parties                                                  --              --           310,300
                                                                    ------------    ------------    ------------
      Total Adjustments                                                4,423,924         395,684       1,343,664
                                                                    ------------    ------------    ------------
Net Cash Used in Operating Activities                                  4,272,504    $    312,692   $  (4,027,877)
                                                                    ============    ============    ============


    The accompanying Notes are an integral part of these financial statements


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                     1/13/87
                                                                          Three Months Ended        (Inception) to
                                                                         June           June            June
                                                                       30, 2000      30, 1999         30,2000
                                                                      (Unaudited)    (Unaudited)      (Unaudited)
                                                                      ------------    ------------    ------------

Cash Flows from Investing Activities:

  Cash from sale (purchase) of stock                                    (4,300,000)          --       (4,300,000)


  Cash from sale (purchase) of equipment                                    (1,852)          --          (79,966)

  Cash from sale (purchase) of Intellectual Rights                            --             --         (150,000)

  Capitalized organization costs                                              --             --         (150,924)

                                                                       -----------    -----------    -----------

    Net Cash Used in Investing Activities                               (4,301,852)          --      (4,680,890)
                                                                       -----------    -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from issuance of capital stock,
    net of offering costs                                                     --        (312,660)      4,584,821
  Proceeds from debt converted to capital stock                               --             --          250,000

  Proceeds from debt, net of costs                                         163,100           --          468,739

  Proceeds from debentures, net of costs                                      --             --        5,343,901

  Principal payments on debt paid in capital                                  --             --       (1,936,432)
                                                                       -----------    -----------    -----------
      Net Cash Provided by Financing Activities                           (163,100)     (312,660)      8,711,029
                                                                       -----------    -----------    -----------
Net Increase (Decrease) in Cash                                                652            32          2,262

Cash at beginning of period                                                  1,610             --             --
                                                                       -----------    -----------    -----------

Cash at end of period                                                        2,262    $       32          2,262
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

Thus far, the Company's intention is to develop the following products designed to ameliorate sexual dysfunction:

     1. An Intraureathral therapeutic treatment for male erectile dysfunction ("Male Intraureathral Product") 2. A topical therapeutic treatment for male erectile dysfunction ("Male Topical Product") 3. A topical therapeutic treatment for female sexual dysfunction ("Female Topical Product"), and 4. An orally administered form of liposomal, lyophilized Apomorphine for the treatment of male erectile dys-function ("Male Oral Product")

The Company is a development stage enterprise as defined by FASB No. 7, "Accounting and Reporting by Development Stage Enterprises".

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

        The Company settled in principal all litigation with Thomas Waite, including any claims past or present Mr. Waite may have against the Company for back salaries or other claimed sums. The Company will cancel the remaining note for the shares issued pursuant to the financing agreement with Thomas Waite subject to Thomas Waite returning to the direction of the Company the remaining 490,000 shares which was the subject of the financing agreement. In addition the Company will arrange to relieve Thomas Waite of any personal obligation to Mr. Lee Tawes regarding the $300,000 note secured by 300,000 shares of the financing agreement stock.

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

    (e) Hardesty, Ltd., vs. Harvard Scientific Corp. et al, Case No. CV99-05715 filed on October 22, 1999, in the Second Judicial District Court, Washoe County, State of Nevada. Hardesty, Ltd. Challenges it rendered legal services and advanced costs for Defendant from December 1997 through December 1998 in excess of $10,000. The Company has requested through its Attorney the subject fee dispute be arbitrated with the State Bar of Nevada. No action is expected until late in the year regarding this arbitration.

    (f) RK Company vs. Harvard Scientific Corp., Case No. 99 C 4261, United States District Court, Northern District of Illinois, Eastern Division. Plaintiff alleges massive fraud perpetrated by Defendant to induce Plaintiff to invest and hold securities in Harvard Scientific. The Company through its attorney and Optima Financial is in serious settlement negotiations to bring this case to a close by the middle of August, 2000 for cash and stock as yet to be determined as part of the Company's reorganization plan. The Company expects to settle this case in terms favorable to the Company.

    (g) Pyramid Laboratories vs. Harvard Scientific Corp.,Case No. 811584 in the Superior Court of the State of California, County of Orange, Central Justice Center: Pyramid Laboratories is seeking approximately $133,100.00 in damages from Harvard for services allegedly provided to Harvard. This amount is disputed by Harvard. Harvard asserts that there should be an offset of this amount due to actions of Pyramid Laboratories. This matter is set for trial on May 30, 2000 in Orange County Superior Court. This case and the Medhat Gorgy vs. Harvard Scientific set out in h below were settled for the Company in June on the date of trial by Optima Financial. Settlement terms include promissory notes and the issuance of an undetermined number of shares of common stock. As part of the settlement, Pyramid Laboratories and Medhat Gorgy have agreed to resume work for the Company on a pay as you go plan.

    (h) Medhat Gorgy vs. Harvard Scientific Corp., Case No. CV99-04662 in the Second Judicial District Court of Washoe County, Nevada. Medhat Gorgy, a principal of Pyramid Laboratories, has filed suit against Harvard claiming damages for services alledgedly provided to Harvard. The amount sought is disputed by Harvard. The Company seeks an offset of the amount due to actions of Medhat Gorgy and seeks damages against Medhat Gorgy in a counterclaim. The Company seeks damages against Pyramid Laboratory as a third party defendant to this action. Case was settled on June 1, 2000, for a promissory note in the amount of $65,000.00 and 50,000 shares of Common stock.

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

         The  Company  is  currently   reorganizing   with  the   settlement  of
outstanding litigation, accounts payable, developing a new management team along with new financing plans, product licensing strategies and acquisitions. During the second quarter all major litigation with the exception of the RK Company case have been settled on satisfactory terms to the Company. In addition the Company has been successful in bringing Pyramid Laboratories back on board to further develop the Company's technology base. With Pyramid Laboratories on board the Company is in a position to provide technical information for proposed licensees and joint venture partners. The Company through its consultants, Optima Financial, have begun discussions with Japanese and South African interests to license the female topical cream technology. Subject to settling the RK Company case, the Company has been contacted by two groups to provide necessary financing to implement the Company's strategic plan. Over the next 6 months, the Company's primary focus will be to strategically implement a new management team and business plan as it pertains to furthering the development of both male and female treatment products for sexual disordersand to secure a globally recognized pharmaceutical company as a licensing partner for its products and secure private placement financing for the Company. A website has been established at HARVARDSCIENTIFIC.WS for information on the Company.

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

         In addition the Company intends to prepare its previously developed home AIDS TEST kit for marketing through its subsidiary, SIGNETICS.NET. It is the intent to establish a product identity trademark for home diagnostic products to be licensed for marketing along with the ovulation detection device. An Internet will be established to promote and sell these products direct to the consumer. The Company may also add a line of holistic supplements and vitamins under this trademark for Internet marketing.

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

Results of  Operations  for the three  months  ending June 30, 1999 and June 30,
1998

         During both quarters ending June 30, 2000 and June 30, 1999, the Company had no net sales, and, accordingly, had no cost of sales for those quarters. During that time, the Company has remained focused on 1) completing the required regulatory review process for its Male Intraurethral product, 2) introducing the new male and the new female sexual dysfunction products, and 3) forming alliances for securing a joint venture or licensing agreement. The Company intends to focus on promotions of their products only after completing the regulatory review process.

         During second quarter ending June 30, 1998, General & Administrative expenses exceeded the period ending September 30, 1999 by $718,740. In 1998, the Company was operating out of 3 offices with a management team of about 7 employees, none of which exists during the first quarter 1999. Management does not anticipate that General and Administrative expenses will escalate to the level it was in 1998. As the Company obtains additional investment capital and expands its operations, management intends on hiring a lean staff to continue its operations. Careful consideration will be given to the necessity of opening another office. It is the Company's intention to minimize General and Administrative expenses and to focus on applying monies to the development of it's products. The Company also continues to incur legal expenses in connection with litigation in which the Company is involved.

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

                                     PART II

                                Other Information

ITEM 1:  Legal Proceedings

         Registrant incorporates herein by this reference the description of legal proceedings contained in the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on May 26, 2000. Reference also is made to
Note 9 of the financial statements included under Item 1, Part I above.

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

   (3)  (i)  Articles of Incorporation *
        (ii) By-laws *
 (27) Financial Data Schedule.

* Incorporated by reference from the Registrant's Form 10-SB.

   B.  Reports on Form 8-K.

       The Registrant did not file reports on Form 8-K during the second quarter of 2000.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HARVARD SCIENTIFIC CORP.



                           By /s/Stuart Brame
                              ---------------------------
                                 Stuart Brame, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 10, 2000                     /s/Stuart Brame
                                    ---------------------------------
                                       Stuart Brame
                                       President, and Chief Executive
                                       Officer

August 10, 2000                     /s/Gordon W. Cole
                                    ---------------------------
                                       Gordon W. Cole
                                       Director

August 10,2000                      /s/Curtis A. Orgill
                                       -------------------------
                                       Curtis A. Orgill
                                       Director, Treasurer, and
                                       Chief Financial Officer