Form 10QSB
period 2000-09-30
HARVARD SCIENTIFIC CORP
filed 2000-11-20
CIK 1006598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) of the
                             SECURITIES ACT OF 1934

                    For the quarter ended September 30, 2000
                         Commission File Number 0-28392

                            HARVARD SCIENTIFIC CORP.
                 ----------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                      Nevada                               88-0226455
         -------------------------------               ------------------
         (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)                Identification No.)

                1325 Airmotive Way, Suite 125, Reno, Nevada    89502
       -------------------------------------------------------------------
            (Address of Principal Executive Offices)         (Zip Code)

         Registrant's Telephone Number, Including Area Code: (775) 323-7122

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, Par Value $0.001 Per Share

                    Preferred Stock, Par Value $0.001 Per Share

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 day.

(1)  Yes [ ]  No  [X]     (2)  Yes [ ]   No   [X]

Indicate the number of shares outstanding of each of the Issuer's classes of Common Equity, as of the latest practicable date:

         Common Stock, Par

         Value $0.001 Per Share                          13,897,437
         ----------------------                        --------------
          (TITLE OF CLASS)                    (NUMBER OF SHARES OUTSTANDING
                                                  on September 30, 2000)

Part I

Item No. 1.  FINANCIAL STATEMENTS


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS

                                                                September     December
                                                                   2000         1999
                                                               (Unaudited)    (Audited)
                                                               -----------   -----------
Current Assets:

     Cash and cash equivalents                                 $     1,831   $     1,610
     Accounts Receivable - Directors (Note 7 & 9)
     Deferred debt issue costs (Note 11) Legal Retainer
     Note & Interest Receivable (Note 6, 8, & 9)                      --       2,751,493
       Reserve for receivables (Note 6, 8, & 9)                       --      (2,751,493)
                                                               -----------   -----------

          Total Current Assets                                       1,831         1,610
                                                               -----------   -----------

Fixed Assets:

       Office Equipment                                              2,463             0

Intangible Assets:

     Intellectual Property, Net of accumulated amortization
        of $35,508 at September 30, 2000 and
        December 31, 1999, respectively (Note 4)                         0             0
      Investment in Signetics.net                                4,300,000             0
                                                                                       0

     Organizational cost, net of accumulated amortization of
        $175,550 at March 31, 2000 and December 31, 1999,
        respectively                                                     0             0

     Deposits                                                          300           300
                                                               -----------   -----------

          TOTAL ASSETS                                         $ 4,304,595   $     1,910
                                                               ===========   ===========



    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET (CONTINUED)

                       LIABLITIES AND STOCKHOLDERS' EQUITY

                                                                       September 30,    December 31,
                                                                           2000            1999
                                                                       (Unaudited)       (Audited)
                                                                       ------------    ------------
Current Liabilities:

     Accounts Payable                                                  $    294,480    $    349,753
                                                                       ------------    ------------
        Total Current Liabilities                                           294,480         349,753
                                                                       ------------    ------------

Long-term Liabilities:

     Notes Payable                                                          158,100               0
                                                                       ------------    ------------
     Total Liabilities                                                      452,580         349,753
                                                                       ------------    ------------
Stockholders' Equity:

     Common Stock, $.001 par value; 100,000,000 shares
        authorized; 13,897,437 and 6,153,737  shares issued
        and  outstanding at September 30, 2000 and December 31,
        1999, respectively (Note 2)                                         138,974          61,537
      Preferred Stock, 10,000,000 shares authorized, 4,000 and none
        Issued and outstanding at September 30, 2000 and December 31
        1999, respectively  (Note 2)                                          4,000               0
     Additional paid-in capital                                          17,315,903      12,841,840
     Deficit accumulated during the development stage                   (13,606,862)    (13,251,220)
                                                                       ------------    ------------

        Total Stockholders' Equity                                        3,852,015        (347,843)
                                                                       ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  4,304,595    $      1,910
                                                                       ============    ============


    The accompanying Notes are an integral part of these financial statements


                                                        HARVARD SCIENTIFIC CORP.
                                                     (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENTS OF OPERATIONS

                                                                                                                   1/13/87
                                                     Three Months Ended               Nine Months Ended          (Inception)
                                                     ------------------               ------------------              To
                                                 Sept 30 2000     Sept 30, 1999  Sept 30,2000    Sept 30,1999     09/30/2000
                                                 (Unaudited)       (Audited)     (Unaudited)       (Audited)      (Unaudited)
                                                 ------------    ------------    ------------    ------------    ------------


Net Sales                                         $      --      $       --      $       --      $        --     $    187,387
Cost of Sales                                            --              --              --               --          221,557
                                                 ------------    ------------    ------------    ------------    ------------
      Gross Profit                                       --              --              --               --          (34,170)
                                                 ------------    ------------    ------------    ------------    ------------
Operating Expenses:
  General and administrative expenses                 74,404            204         228,824           67,673        6,864,664
  Research and development                           (19,500)            --          66,500            4,286        2,954,776
  Depreciation and amortization                          --              --             --             3,655          910,927
                                                 ------------    ------------    ------------    ------------    ------------
      Total Operating                                 54,904            204         295,324           75,614      (10,712,367)
      Loss from Operations                           (54,904)        (  204)       (295,324)         (75,614)     (10,746,537)
                                                 ------------    ------------    ------------    ------------    ------------
Other Income (Expense):

  Other Income                                           --              --              --              525               --
  Forgiveness of debt                                    --              --              --               --        1,047,958
  Settlements (Note 9)                               (50,000)            --         (50,000)              --         (835,983)
  Interest Income                                        --              --              --               53            7,500
  Dividend Income                                        --              --              --                9           62,963
  Interest Expense                                   (10,318)            --         (10,318)              --        2,096,227)
  Loss on disposition of Fixed Assets or
  Securities                                             --              --              --           (5,882)      (1,046,536)
                                                 ------------    ------------    ------------    ------------    ------------
      Total Other Income and Expense                 (60,318)            --         (60,318)          (5,295)      (2,860,325)
                                                 ------------    ------------    ------------    ------------    ------------
Net Loss                                            (115,222)       $ ( 204)       (355,642)     $   (80,909)    $(13,606,862)
                                                 ============    ============    ============    ============    ============
Loss per Common Share                            $      (.00)       $ (0.00)     $     (.04)     $     (0.01)    $         --
                                                 ============    ============    ============    ============    ============
Weighted Average Shares

  Outstanding (Note 2)                            13,527,437      6,078,737      10,025,587        6,071,225               --
                                                 ============    ============    ============    ============    ============



    The accompanying Notes are an integral part of these financial statements

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                        TO SEPTEMBER 30, 2000 (UNAUDITED)


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


    The accompanying Notes are an integral part of these financial statements


                                                      HARVARD SCIENTIFIC CORP.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                                  TO SEPTEMBER 30, 2000 (UNAUDITED)


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


   The accompanying Notes are an integral part of these financial statements


                                                          HARVARD SCIENTIFIC CORP.
                                                      (A DEVELOPMENT STAGE COMPANY)

                                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                                          FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                                     TO SEPTEMBER 30, 2000 (UNAUDITED)


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


    The accompanying Notes are an integral part of these financial statements


                                                      HARVARD SCIENTIFIC CORP.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                                 TO SEPTEMBER 30, 2000 (UNAUDITED)

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
                                                      =========    ============   ============     ===========    ============


    The accompanying Notes are an integral part of these financial statements


                                                         HARVARD SCIENTIFIC CORP.
                                                      (A DEVELOPMENT STAGE COMPANY)

                                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                                     TO SEPTEMBER 30, 2000 (UNAUDITED)

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
                                                        =========         ======     ==========    ===========       ========


     The accompanying Notes are an integral part of these financial statements


                                                          HARVARD SCIENTIFIC CORP.
                                                        (A DEVELOPMENT STAGE COMPANY)

                                                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE PERIOD FROM JANUARY 13, 1987 (DATE OF INCEPTION)
                                                       TO SEPTEMBER 30, 2000 (UNAUDITED)


Issuance of Shares for fees and
services                                              165,025          1,650         15,226           --            16,876
Reduction of Note receivable                             --             --           22,000           --            22,000
                                                   ----------   ------------     ----------   ------------    ------------
Net (loss) for the Year ended
   December 31, 1999                                     --             --             --          (57,183)        (57,183)
                                                   ----------   ------------     ----------   ------------    ------------
Balance at year ended December 31,
1999                                                6,153,737   $     61,537   $ 12,841,840   $(13,251,220)   $   (347,843)

Issuance of Shares for legal fees and services
                                                    6,500,000         65,000           --             --            65,000

Sale of shares                                        714,285          7,143         49,357           --            56,500
Issuance of preferred shares for
  Signetics.net acquisition                           400,000          4,000      4,296,000           --         4,696,000


Net loss for 3 mos. Ended March 31,2000                  --             --             --         (113,399)       (113,399)
                                                   ----------   ------------     ----------   ------------    ------------
Balance at March 31, 2000                          13,768,022   $    137,680     17,187,197   $(13,364,619)   $  4,356,258
Issuance of shares for legal fees and

services                                              278,000          2,880          3,120
                                                   ----------   ------------     ----------   ------------    ------------
Correction of shares issued (1st qtr)
For legal fees and services                          (898,585)        (8,986)         8,986

Net Loss for 3 mos. Ended June 30, 2000                                                           (127,021)     (  127,021)

Balance at June 30, 2000                           13,147,437        131,574      17,199,303   (13,491,640)      4,229,237

Issuance of shares for cash
  Net of offering costs                                50,000            500         14.500

Issuance of shares for interest                        50,000            500          9,500

Issuance of shares for legal fees                      70,000            700         13,300

Issuance of shares for legal
  Settlement                                           50,000            500         49,500

Issuance of shares to Mark Miller                      20,000            200           (200)

Issuance of stock for operating expenses              500,000          5,000         30,000

Net Loss for 3 mos. Ended September 30, 2000                                                      (115,222)       (115,222)

Balance at September 30, 2000                      13,897,437        138,974      17,315,903   (13,606,862)      4,114,015

    The accompanying Notes are an integral part of these financial statements


                                                 HARVARD SCIENTIFIC CORP.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                 STATEMENTS OF CASH FLOWS

                                                                                                      1/13/87
                                                                        Nine Months Ended         (Inception) to
                                                                       Sept           Sept             Sept
                                                                      30, 2000      30, 1999         30, 2000
                                                                    (Unaudited)    (Unaudited)      (Unaudited)
                                                                    ------------    ------------    ------------
Reconciliation of Net Loss to Net Cash
  Used in Operating Activities:

Net Loss                                                            $   (355,642)   $    (80,909) $(14,575,763)
                                                                    ------------    ------------  ------------
Adjustments to Reconcile Net Loss to
  Net Cash Provided by (Used in)
  Operating Activities:

  Book value of assets sold                                                 --             6,182         6,483

  Loss on disposition of securities or fixed assets                         --             3,655     1,022,037
  Depreciation and amortization                                             --              --         285,928
  Amortization of Debt Issuance cost                                        --              --         625,000
  Issuance of stock for director's fees and
    employment services                                                   15,000            --       1,304,875
  Issuance of stock for consulting & legal fees                        4,475,500            --       4,758,681

  Issuance of stock for Property Rights                                     --              --           2,000

  Issuance of stock in legal settlement                                   50,000            --         856,208

  Discount on Convertible Debentures                                        --              --       1,750,000

  Interest Expense converted to Stock
    (Increase) decrease in assets:                                        10,000          13,297       108,795

    Accounts Receivable

    Note & Interest receivable                                              --              --      (1,047,958)
    Prepaid expenses                                                        --              --          37,173

    Deposits/Retainers                                                      --             1,210       (37,474)
    Legal Retainer                                                          --            37,174            --
    Other assets                                                            --                          18,000

  Increase (decrease) in liabilities:
    Accounts Payable                                                     (66,251)        (24,637)      362,557

    Credit Card Balance                                                   10,977            --          10,977
    Accrued expenses                                                        --            (6,054)       (8,616)
    Note Payable                                                         158,100            --         158,100
    Due to related parties                                                  --              --         310,300
                                                                    ------------    ------------  ------------
      Total Adjustments                                                4,653,326          30,827    10,573,066
                                                                    ------------    ------------  ------------
Net Cash Used in Operating Activities                               $ 4,297,684     $    (50,082) $ (4,002,697)
                                                                    ------------    ------------  ------------

    The accompanying Notes are an integral part of these financial statements


                                                  HARVARD SCIENTIFIC CORP.
                                               (A DEVELOPMENT STAGE COMPANY)

                                                  STATEMENTS OF CASH FLOWS

                                                                                                        1/13/87
                                                                          Nine Months Ended         (Inception) to
                                                                         Sept            Sept            Sept
                                                                       30, 2000       30, 1999          30,2000
                                                                      (Unaudited)    (Unaudited)      (Unaudited)
                                                                      ------------    -----------     ----------
Cash Flows from Investing Activities:

  Cash from sale (purchase) of stock                                    (4,295,000)          --       (4,295,000)


  Cash from sale (purchase) of equipment                                    (2,463)          --          (80,577)

  Cash from sale (purchase) of Intellectual Rights                            --             --         (150,000)

  Capitalized organization costs                                              --             --         (150,924)

                                                                       -----------    -----------    -----------

    Net Cash Used in Investing Activities                               (4,297,463)          --       (4,676,501)
                                                                       -----------    -----------     -----------

Cash Flows from Financing Activities:
  Proceeds from issuance of capital stock,
    net of offering costs                                                     --              150      4,584,821
  Proceeds from debt converted to capital stock                               --             --          250,000

  Proceeds from debt, net of costs                                            --             --          438,739

  Proceeds from debentures, net of costs                                      --             --        5,343,901

  Principal payments on debt paid in capital                                  --           38,725     (1,936,432)
                                                                       -----------    -----------    -----------
      Net Cash Provided by Financing Activities                               --           38,875      8,681,029
                                                                       -----------    -----------    -----------
Net Increase (Decrease) in Cash                                                221        (11,207)         1,831

Cash at beginning of period                                                  1,610         13,430           --
                                                                       -----------    -----------    -----------

Cash at end of period                                                  $     1,831    $     2,223    $     1,831
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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - EQUIPMENT & LEASEHOLD IMPROVEMENTS

Equipment and building improvements consists of the following:

                                           December 31, 1998  December 31, 1997
                                             -------------      -------------


    Equipment & Leasehold Improvements      $       45,299     $       62,634
         Less: Accumulated  depreciation            35,461             11,930
                                             -------------      -------------

                        Total               $        9,838     $       50,704
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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

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

    (c) Harvard Scientific Corp. v. Thomas E. Waite, Case No. CV-N-99-00245-ECR, was filed on April 30, 1999 in the United States District Court for the District of Nevada, Reno. The complaint alleges breach of contract of fiduciary duty and unjust enrichment claims in connection with former CEO, President and Director, Thomas E. Waite's non-payment of a promissory note due to the Company on March 31, 1999 in the amount of $2,492,098.61. The complaint also alleges a claim under section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with profits alleged to be over $700,000 on sales of Company stock in 1997. The Company is awaiting a response from Waite to the complaint, and to the motion to transfer the action Waite has filed in the state of Florida to be consolidated with this case filed in the federal court in Reno, Nevada (see above).On ________the Company settled in principal all litigation with Thomas Waite, including any claims past or present Mr. Waite may have against the Company for back salaries or other claimed sums. The Company will cancel the remaining note for the shares issued pursuant to the financing agreement with Thomas Waite subject to Thomas Waite returning to the direction of the Company the remaining 490,000 shares which was the subject of the financing agreement. In addition the Company will arrange to relieve Thomas Waite of any personal obligation to Mr. Lee Tawes regarding the $300,000 note secured by 300,000 shares of the financing agreement stock.

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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

    (f) RK Company vs. Harvard Scientific Corp., Case No. 99 C 4261, United States District Court, Northern District of Illinois, Eastern Division. Plaintiff alleges massive fraud perpetrated by Defendant to induce Plaintiff to invest and hold securities in Harvard Scientific. The Company through its attorney and Optima Financial is in serious settlement negotiations to bring this case to a close by the middle of August, 2000 for cash and stock as yet to be determined as part of the Companys reorganization plan. The Company expects to settle this case in terms favorable to the Company.

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

         The transaction with Stuart Brame along with David Nelson and Optima Financial has proceeded as planned with funds advanced to the Company for the purchase of shares pursuant to an option with Optima Financial to acquire 2,000,000 shares of the Company's common stock to provide much needed interim funding. Stuart Brame acting as President,along with the consulting assistance of Optima Financial has provided the leadership to turn the Company around with a new positive direction. As part of the transaction entered into on January 13, 2000, the Company has acquired for 4,000,000 shares of Harvard Scientific convertible preferred stock series A (convertible at .33 per share into Harvard Scientific common)all of the common stock in Signetics.net, a Nevada corporation. Signetics.net develops diagnostic technology relating to the detection of ovulation within the human female. Signetics.net with the existing technology for an ovulation detection meter has been independently evaluated by Newcomb &Company, a NASD Broker/Dealer at between 4.3M and 6.5M based upon substantially discounted pro forma income statements. Signetics.net, as a wholly owned subsidiary will continue with the final development of the ovulation detection device under the direction of Dr. Rick Millis as President. Dr. Millis is a Professor of BioPhysics at Howard University, Washington, D.C., well published, known in his field and has over 15 years of involvement with the development of the subject ovulation detection device. Signetics.net intends to begin formal trial testing of the ovulation detection device in a Canadian based fertility clinic simultaneously with an application for pre marketing approval in Canada within the next 120 days as a Class 1 medical device, non evasive, with no chance of harm to the user. Completion of trial testing and Canadian approval for pre marketing is anticipated within six - nine months. Upon completion of Canadian testing and receipt of pre marketing approval, Signetics.net will apply for FDA approval with the filing of a form 510-K, along with additional testing should the same be required. The Canadian pre-market approval process application follows the same format as the FDA 510-K application program.

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

         The Company is currently reorganizing with the settlement of outstanding litigation, accounts payable, developing a new management team along with new financing plans, product licensing strategies and acquisitions. During the third quarter the Company continued to complete outstanding settlements of major litigation with the exception of the RK Company case. The Company is in final negotiations to settle the RK Company case. In addition the Company has been successful in bringing Pyramid Laboratories back on board to further develop the Company's technology base. With Pyramid Laboratories on board the Company is in a position to provide technical information for proposed licensees and joint venture partners. The Company through its consultants, Optima Financial, have begun discussions with Japanese and South African interests to license the female topical cream technology. Subject to settling the RK Company case, the Company has been contacted by two groups to provide necessary financing to implement the Company's strategic plan. Over the next 6 months, the Company's primary focus will be to strategically implement a new management team and business plan as it pertains to furthering the development of both male and female treatment products for sexual disorders and to secure a globally recognized pharmaceutical company as a licensing partner for its products and secure private placement financing for the Company. A website has been established at HARVARDSCIENTIFIC.WS for information on the Company.

         With settlement of the RK Company Case, he Company anticipates it will obtain private placement and/or joint venture financing to : 1) submit its IND for its FSAD product to the FDA and commence clinical trials under this IND as allowed by the FDA, 2) proceed with phase II/III clinical trials and product validation of its Male Intraurethral Product to conform to the regulatory process of the FDA, 3) petition the FDA for an IND for its Male Topical Product as soon as possible and initiate clinical trials when the FDA approves the right to do so, 4) continue development with the Male and Female Oral Products, 5) continue monitoring patent applications 6)complete testing of the Signetics.net ovulation detection meter along with obtaining pre market approval in Canada to begin production and commercial sales 7) seek to identify other companies and universities with similar technologies for acquisition or joint venture and 8) and formulating strategic alliances for joint venture arrangements, licensing and distribution agreements, research and development agreements and other collaborative arrangements to assist in the development, marketing and distribution of the Company's products. The Company is also considering the outright sale of its patents.

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

         During the third quarter, the Company attempted a merger/acquisition of Power Skor, a Canadian based internet software Company. Power Skor with its IBM sponsorship and unique secure internet credit card payment program appeared to be a viable candidate for acquisition as a wholly owned subsidiary. The Company has placed further negotiations on hold until such time as Power Skor resolves certain internal problems which arose during negotiations.

         The Company's future success is dependent upon its ability to raise additional funds to complete the commercialization process for its Female and Male Topical Products, Male Intraurethral Product and its other products either through strategic agreements (i.e. licensing, distribution, sale or joint venture) or through private placements or public issuance of the Company's common stock. In the past, the Company has relied upon the private purchase of its securities by accredited investors to raise such funds and may have to rely upon this practice in the future. There can be no guarantee that investors who have been interested in purchasing the Company's securities in the past will be interested in doing so in the future, or that alternative investors will be found, or that public financing or collaborative arrangements will be available on terms satisfactory to the Company.

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

                          HARVARD SCIENTIFIC CORP.


      Name                                        Title
      Date

/s/ Stuart Brame                           President, and Chief Executive
----------------                           Officer
    Stuart Brame
November 17, 2000


/s/ Gordon W. Cole                         Director
------------------
    Gordon W. Cole
November 17, 2000


/s/ Curtis A. Orgill                       Director, Treasurer, and
--------------------                       Chief Financial Officer
    Curtis A. Orgill
November 17, 2000