Form 10KSB
period 2000-12-31
HARVARD SCIENTIFIC CORP
filed 2001-04-20
CIK 1006598

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) of the

                             SECURITIES ACT OF 1934

                   For The fiscal year ended December 31, 2000

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

Based on the average of the high and low bid and ask prices for the Registrant's shares of common stock of $.150 on April 12, 2001, such market value is calculated net of 10,825,712 affiliate shares which equals $ 1,623,856.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date. As of April 12, 2001 there were 29,325,712 shares of Common Stock outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General:

         The Company is a development stage biopharmaceutical company whose corporate objective has two lines of business. One, is to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and determine the potential market for such products. This will be further described in this section. Two, is the recently acquired group of entertainment businesses, see 1 thru 6 of the
Managements Discussion and Analasys of Financial condition or Plan of operations. The Company intends to conduct and conclude, either on its own or with the assistance of an industry partner(s), all clinical testing necessary for regulatory approval of such products from the U.S. Food and Drug Administration ("FDA") or similar regulatory agencies in foreign countries in order to initiate marketing and establish distribution channels for its products. However, during the coming year, the Company plans to devote its resources to the Entertainment Businesses.

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

Future:

         The  Company  will  continue  to qualify  products  in  development  to determine safety, effectiveness, market potential, and time and cost to commercialization. In addition, the Company is reviewing existing pharmacological agents of other pharmaceutical companies that could be made more effective by utilizing the Company's delivery system technology. As of this date, the Company intends to develop for at least a year, its personnel and financing resources for the five sexual dysfunction products and the psoriasis treatment product.


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

General

         Although the Company is not aware of any additional technologies or products that are functionally similar to the biopharmaceutical products of the Company currently under development, there can be no assurance that such technologies or products will not be developed or that other companies with the expertise or resources that would encourage them to attempt to develop or market competing products will not develop new products directly competitive with the Company's products. Some of the Company's competitors and potential competitors have well-established reputations for success in the development, sale and service of biopharmaceuticals and have substantially greater financial, technical, personnel and other resources than the Company, enabling them to undertake clinical testing of products, obtain regulatory approvals and manufacture and market pharmaceutical products in response to competitors seeking to market new products and enter into new markets. In addition, there can be no assurance that the Company can complete clinical testing of its products, obtain regulatory approvals and commence commercial-scale manufacturing in a timely manner to be effectively competitive.

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


                                    Marketing

         The commercial success of the Company's products will require acceptance by urologists, gynecologists, dermatologists, family practitioners with a significant elderly female and/or male clientele, medical doctors practicing as sex therapists and the medical community as a whole. Such acceptance will depend in large part on the results of the clinical trials and the conclusion by these physicians that the Company's products furnish a safe, cost-effective and acceptable method of treatment. Accordingly, achieving market acceptance of the Company's products will require substantial marketing efforts and expenditure of significant funds to educate doctors, pharmacists, and the public about what the Company believes are their advantages and benefits. To that end, the Company will soon begin negotiations with potential distributors for major international pharmaceutical companies in the United States, European, South American and Asian markets. As is customary in the biopharmaceutical industry operating in these markets, the Company anticipates that these distribution agreements if reached, as to which there can be no assurance, will provide for the distributor to pay to the Company up-front licensing fees and milestone payments. In addition, the distributor will be responsible for the costs of registration and/or FDA or regulatory approval and validations. Based on market studies undertaken by the Company, it expects that sales of LLPGE1 products, both in the United States and internationally, may generate material revenues to the Company by the end of 2003, or possibly sooner with regard to the Male and Female Topical Products.

                                    Employees

         The Company had no full time employees at December 31, 2000. On January 13, 2000, Stuart Brame was elected as president, but he resigned. He had agreed to work at no salary. The Company will be required to retain other qualified personnel, for whose services the Company will be in competition with other employers, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to hire or retain such other qualified personnel. The entertainment companies have eighteen employees.

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

                           Collaborative Arrangements

         The Company operates as a "virtual company" and relies on subcontracting and collaborative arrangements for much of its research and development, manufacturing, clinical trial and marketing operations in connection with its biopharmaceutical produicts. The Company intends to continue to seek and enter into collaborative arrangements with pharmaceutical consulting, manufacturing and distribution concerns to eventually manufacture and distribute its products.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Registrant had no office lease commitments at December 31, 2000:

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


(b) RK Company v. Harvard Scientific Corp. dba Vibragen Inc., Case No. 99 C 4261, United States District Court, Northern District of Illinois, Eastern Division. Plaintiff alleges securities fraud perpetrated by Defendant and/or its agents to induce Plaintiff to invest and hold securities in Harvard Scientific.

Legal Proceedings Resolved:

(a) Hardesty; Ltd. V Harvard Scientific Corp. et al, Case CV99-05715 filed on October 22, 1999, in the Second Judicial District Court, Washoe County, State of Nevada. Hardesty, Ltd challenges it rendered legal services and advanced costs for Defendant from December 1997 through December 1998 in excess of $10,000.

(b) Eric N. Savage v. Harvard Scientific Corp., Dr. Jackie See, Does I through X, Case No. A381022 filed on November 10, 1997 in the District Court, Clark County, Nevada. Eric N. Savage ("Savage"), a former employee and officer of Harvard, alleges that pursuant to an oral representation made in March 1994, that he was entitled to receive 150,000 shares (restated to reflect the current stock splits and reverse stock splits), which were not authorized for issuance to him until July 1994. Savage also alleges that the Company agreed to backdate the issuance of the 150,000 shares to Savage to the date March 17, 1994 employment contract, which contract made no mention of any share compensation. Savage further alleges that the defendants restricted and delayed him from selling shares causing him financial losses in excess of $1,250,000. On May 18, 2000 an agreement was reached whereby Harvard issued 50,000 shares of stock to Savage.

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

A Consulting Agreement was never consummated. Despite the fact that no agreement was consummated, stock certificates evidencing 100,000 shares of the Company's Common Stock were issued and delivered to Jordan on June 6, 1997. On or about June 17, 1997, the Company cancelled the 100,000 shares issued and delivered to Jordan. In April 1997, prior to the issuance date of the 100,000 shares, Jordan marketed and sold portions of these shares. Jordan also presented himself as an agent of the Company in the sale of these shares when, indeed, he had never received the authority to do so. This case was settled and dismissed by a Court Order dated April 17, 2000. Harvard issued 125,000 shares to David Jordan.

(d) Pyramid Laboratories vs. Harvard Scientific Corp.,Case No. 811584 in the Superior Court of the State of California, County of Orange, Central Justice
Center: Pyramid Laboratories is seeking approximately $128,000.00 in damages from Harvard for services allegedly provided to Harvard. This amount was disputed by Harvard asserting that there should be an offset of this amount due to actions of Pyramid Laboratories. By agreement dated August 27, 2000, the company agreed to pay $133,100 and issued 33,725 shares of stock on this claim with the debt accruing interest at the rate of 10% per annum beginning June 1, 2000. (See Note 5)

(e) Medhat Gorgy vs. Harvard Scientific Corp., Case No. CV99-04662 in the Second Judicial District Court of Washoe County, Nevada. Medhat Gorgy, a principal of Pyramid Laboratories, has filed suit against Harvard claiming damages for services alledgedly provided to Harvard. The amount sought was disputed by Harvard. The Company sought an offset of the amount due to actions of Medhat Gorgy and seeks damages against Medhat Gorgy in a counterclaim. The Company sought damages against Pyramid Laboratory as a third party defendant to this action. By agreement dated August 27, 2000, the company agreed to pay $165,000 and issued 70,000 shares of the stock of the Company on this claim with the debt accruing interest at the rate of 10% per annum beginning June 1, 2000. (See Note
5)

NOTE 11 - UNCERTAINTY - GOING CONCERN

The financial statements of the Company have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional equity capital from other sources.

NOTE 12 - SUBSEQUENT EVENTS

    (a) On March 19, 2001, Harvard Scientific Corp. (the "Company") entered into an Exchange Agreement with the Stockholders of Four Starz Holdings, Inc., Four Starz Productions, Inc., Gladiator Films, Inc., and LaPlaya Studios, Inc., all four of which are Florida corporations. Under the terms of the Exchange Agreement, the Florida corporations obtained equity and management control of the Company by exchanging all of the issued and outstanding shares of Four Starz Holdings, Inc., Four Starz Productions, Inc., Gladiator Films, Inc., and LaPlaya Studios, Inc., for 14,000,000 shares of the Company's common stock. The Exchange Agreement represents not only a change in control of the Company, but a change in the Company's principal line of business.

    (b) On March 19, 2001 The former Directors and Officers of the corporation, namely Stewart Brame, Gordon Cole, Curtis Orgill and Alexander H. Walker Jr., elected Abraham M. Daniels to the Board of Directors as its Chairman and CEO and Daniel De Liege as a Director, President and COO.

    (c) The former Directors and Officers of the corporation, namely Stewart Brame, Gordon Cole, Curtis Orgill and Alexander H. Walker Jr., resigned as Officers and Directors effective the close of business on Monday, March 19, 2001.

    (d) On March 30, 2001 the Company agreed to a settlement in the civil action brought by Hardesty, LTD. The settlement amount is for $ 38,855.00 and payable no later than April 25, 2001.

    (e) On March 19, 2001 Bruno Trimpoli, Angelo Mannarino and Dr. Ira Ashwall were elected Directors of the Company. Each was issued 250,000 shares of the Companies Common Stock as an inducement to serve as Directors.

    (f) On April 9, 2001 the Company entered into a non-binding letter of intent to acquire Muller Media, Inc., a twenty five year old film and television distribution company located in New York City and wholly owned by DCI Telecommunications, Inc. Due diligence is now being conducted and the details of the acquisition are being negotiated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is trading on the system of the National Association of Securities Dealers, Inc. (NASD) known as the OTC Electronic Bulletin Board under the symbol "VGEN".

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

         The following table sets forth the range of high and low bid quotations for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and do not necessarily represent actual transactions:

                              Common Stock

                         Quarter Ended High Bid Low Bid

           ---------------------------------------------------
                   December 31, 2000        $.13         $.11
                  September 30, 2000        $.438        $.41
                       June 30, 2000        $.50         $.48
                      March 31, 2000        $.875        $.853


         The approximate number of record holders of the Registrant's capital stock as of April 12, 2001 was 302. The transfer agent and registrar for the Common Stock is Nevada Agency and Trust & Co., Reno, Nevada.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Some of the discussion contained in this Item 6 and elsewhere in this form 10KSB is "forward looking", as that term is identified in, or contemplated by, Section 27A of the Securities Act and Section 21E of the Exchange Act. Accordingly, actual results may materially differ from projections or other indications of future results. Information concerning factors that could cause actual results to differ materially from any projection or other indications of future results is available in this item 6, elsewhere in this Form 10K-SB and in the filings that the company has made or may make with the Securities and Exchange Commission in connection to the Company's shareholders or in news releases by the Company.

OVERVIEW:
--------

Harvard Scientific Corporation has been exclusively a biopharmaceutical drug development company. The Company's corporate objective has been to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and to determine the potential market for such products. However, the company's primary focus may shift from an exclusive biopharmaceutical drug development company to an Entertainment Conglomerate. The Company has acquired four, Florida based entertainment companies and may begin to identify and acquire other appropriate entertainment related companies. The Company may eventually further develop its biopharmaceutical products under a separate name and company, to be determined at a later date. The focus of the Company's activity over the next twelve months will be to attempt to further develop, produce and distribute the existing projects in the Company's recently acquired wholly owned subsidiaries. The Company and its new management are currently in the process of discharging the Company's outstanding debts, and is actively negotiating with its debt holders to this end. The Company may use cash or Company securities for this purpose and to the extent funds are required may seek loans or stock purchases by third parties, the sale of assets of the newly acquired subsidiaries or personal loans from the officers and directors of the Company.

The Board of Directors of the Company will be increased to seven members. As a condition to fund from the underwriters of the proposed loan to La Playa Studios, Inc. for the design, construction and operation of the production facilities, two board positions will be reserved for their appointment. The current Board of Directors will seek qualified individuals with solid experience in the entertainment industry to complete the Board of Directors.

Four Starz Productions, Inc. is now a wholly owned subsidiary of the Company. Daniel De Liege, a director and President of the Company, is the President of

Four Starz Productions, Inc. Four Starz Productions, Inc. is a producer and funder of feature length motion pictures. Four Starz Productions, Inc. provided portions of the financing for two feature length motion pictures; Amati Girls and Carlos Wake. Four Starz Productions, Inc. is also the owner of copyright of the screenplay "Donzi - The Legend. Four Starz Productions, Inc. has entered into a production agreement to produce "Donzi - The Legend", with Masque Pictures, a private California corporation owned and operated by Steve Perry.

Gladiator Films, Inc. is now a wholly owned subsidiary of the Company. Gladiator Films, Inc is a producer of feature length motion pictures. Gladiator Films, Inc. is a newly formed company and has of yet produced any films. Gladiator Films, Inc. has entered into a distribution agreement with AKA Movies, Inc. to distribute its films worldwide. Gladiator Films, Inc. intends to develop, produce and distribute up to three feature length motion pictures every year.

La Playa Studios, Inc. is a wholly owned subsidiary of the Company. Daniel De Liege is the president of La Playa Studios, Inc. La Play Studios, Inc. is a newly formed corporation whose sole purpose is to attempt to design, develop, construct and operate a full service television, film and music recording studio within the boundaries of Miami Dade County. La Playa Studios, Inc has applied for the needed financing for this project. Through an Interlocal Agreement between Miami Dade County and Capital Finance Authority, funds of up to $150,000,000 are available for this project. There can be no assurances that the Company will actually receive these funds.

It is anticipated that the project will be completed in the Summer of 2003, although there is no assurance that this time table can be met, assuming the project goes forward.

Four Starz Holdings,  Inc. is a wholly owned subsidiary of the Company.  Abraham
M. Daniels, Chairman and Chief Executive Officer of the Company, is the President of Four Starz Holdings, Inc. Four Starz Holdings, Inc. owns the copyright to five screenplays with talent under contract and foreign territorial rights sold under contract. Eric Roberts is under contract to star in the suspense thriller "M". This screenplay was pre-sold in several foreign territories totaling more than $ 932,000 in sales under contract. Michael Dudikoff is under contract to star in the action film "Death Game" and has foreign pre-sale contracts totaling more than $ 776,100 USD. The screenplay "Kumite" has $ 123,000 in foreign pre-sale contracts, "Elian" has more than $ 111,600 in foreign pre-sale contracts. All foreign pre-sales were made under a license agreement with foreign sales agent Belfair International, LTD at the 2000 Cannes Film Festival. Four Starz Holdings, Inc. also owns the copyright to the screenplay entitled "Open Hearts" based on the best selling novel of the same name.

Four Starz Holdings, Inc. may contract with Gladiator Films, Inc. to physically produce the aforementioned screenplays once the production funding has been secured.

Liquidity and Capital Resources
-------------------------------

         To complete the regulatory process for its products, the Company estimates it will need as much as $12-million for the Female Topical Product, potentially $10-million for the Male Topical Product and as much as $12-million for the Male Intraurethral Product. Up to an additional $20-million may be required to complete testing and bring to market the Company's additional products. However, regulatory and testing costs per product for these additional products are projected to be lower due to data generated by the CMC, animal and clinical data related to the Male Intraurethral Product. It is not anticipated that any material amount of funds will be expended for these purposes during the next 12 months.

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

Results of Operations:
----------------------

         During the period ending December 31, 2000, the Company had no net sales, and, accordingly, had no cost of sales. During that time, the Company has remained focused on 1) completing the required regulatory review process for its Male Intraurethral product, 2) introducing the new male and the new female sexual dysfunction products, and 3) forming alliances for securing a joint venture or licensing agreement. The Company intends to focus on promotions of their products only after completing the regulatory review process.

         The Company's total current liabilities for the year ending December 31, 2000 are $545,268

         The Company issued a total of 3,346,975 shares of common stock during the twelve months ending December 31, 2000, mostly attributed to payment of services in lieu of cash. The Company anticipates that it will continue the practice of issuing shares of its common stock as compensation for services rendered to the Company.

Date     Issued to         in consideration of                # of shares
----------------------------------------------------------------------------
2/29/00  Harris            Cash                                   140,000
----------------------------------------------------------------------------
3/6/00   Walker            Officers Salary                      1,000,000
----------------------------------------------------------------------------
3/6/00   Orgil             Accounting Services                  1,000,000
----------------------------------------------------------------------------
3/6/00   Cole              Accounting Services                    500,000
----------------------------------------------------------------------------
3/17/00  Magicar LTD       Cash                                   115,700
----------------------------------------------------------------------------
4/17/00  McMurty           Cash                                   100,000
----------------------------------------------------------------------------
4/17/00  Heffnon           Cash                                     8,000
----------------------------------------------------------------------------
4/17/00  Borlack           Fees                                    70,000
----------------------------------------------------------------------------
5/16/00  Jordan            Settlement                             100,000
----------------------------------------------------------------------------
5/18/00  Lang              Cash                                    20,000
----------------------------------------------------------------------------
7/17/00  Fitzpatrick       Cash                                    50,000
----------------------------------------------------------------------------
7/28/00  Savage            Settlement                              50,000
----------------------------------------------------------------------------
8/23/00  Tawes             Settlement                              50,000
----------------------------------------------------------------------------
8/31/00  Butko             Fees                                    20,000
----------------------------------------------------------------------------
9/6/00   Optima                                                   500,000
                           Cancelled by Board                    (500,000)
----------------------------------------------------------------------------
9/12/00  Miller            Settlement                              20,000
----------------------------------------------------------------------------
11/28/00 Gorgy             Settlement                              70,000
----------------------------------------------------------------------------
11/28/00 Pyramid Labs      Settlement                              33,275
----------------------------------------------------------------------------

ITEM 7.    FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

                             FORBUSH AND ASSOCIATES
                       1155 West Fourth Street, Suite 225
                               Reno, Nevada 89503
                    Phone (775) 337-6001 Cell (775) 771-5129
                               Fax (775) 348-0872
                           email: danforbush@juno.com


To the Board of Directors
And Shareholders of
Harvard Scientific Corp.

I have audited the balance sheet of Harvard Scientific Corp. (A Development Stage Company) as of December 31, 2000 and the related statements of operations, stockholders'equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvard Scientific Corp. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


By: /s/ Daniel J. Forbush
-------------------------
Daniel J. Forbush
Certified Public Accountant

Reno, Nevada
March 28, 2001

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS

                                                                December 31,    December 31,    December 31,
                                                                   2000            1999            1998
                                                                (Audited)        (Audited)
                                                               ------------    ------------    ------------
Current Assests
    Cash and cash equivalents                                  $         78    $      1,610    $     13,430
    Prepaid expenses                                                   --             1,610          37,173
    Note and interest receivable (Note 6,8 & 9)                        --         2,751,493       4,850,058
    Reserve for receivables (Note 6,8 & 9)                             --        (2,751,493)     (4,850,058)
    Accounts receivable - employees                                    --              --            12,997
    Accounts receivable - other                                        --              --               300
                                                                       --              --            18,000
                                                               ------------    ------------    ------------
                  Total Current Assets                                   78           1,610          81,900
                                                               ------------    ------------    ------------
Equipment and Leasehold Improvements:
    At cost, less accumulated depreciation of
      $35,461 at December 31, 1998  (Notes 3)                          --              --             9,838
                                                               ------------    ------------    ------------

Intangible Assets:
    Intellectual Property (Note 4)                                     --              --              --
                                                               ------------    ------------    ------------

Other Assets:
    Deposits                                                            300             300           1,510
                                                               ------------    ------------    ------------

         TOTAL ASSETS                                          $        378    $      1,910    $     93,248
                                                               ============    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                           $    297,905    $    349,753    $    350,859
    Accrued expenses (Note 5)                                        23,763            --            63,662
    Notes and leases payable (Note 6)                               223,600            --             8,263
                                                               ------------    ------------    ------------
         Total Current Liabilities                                  545,268         349,753         422,784
                                                               ------------    ------------    ------------
Long-Term Liabilities:                                                 --              --              --
                                                               ------------    ------------    ------------

Stockholders' Equity:
    Common Stock, $.001 par value; 100,000,000 shares
     authorized; 9,500,712, 6,153,737 and                         5,988,712
     shares issued and outstanding at December 31, 2000,
     1999 and 1998, respectively                                     64,884          61,537          59,887
    Preferred Stock, 10,000,000 shares authorized, none
      issued and outstanding                                           --              --              --
    Additional paid-in capital                                   13,040,814      12,841,840      12,804,614
    Deficit accumulated during the development stage            (13,650,589)    (13,251,220)    (13,194,037)
                                                               ------------    ------------    ------------

                 Total Stockholders' Equity                        (544,891)           --              --
                                                               ------------    ------------    ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $        378    $      1,910    $     93,248
                                                               ============    ============    ============

   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                             1/13/87
                                                                                           (Inception)
                                           December 31,    December 31,    December 31,        to
                                               2000            1999            1998          12/31/00
                                            (Audited)       (Audited)       (Audited)      (Unaudited)
                                          ------------    ------------    ------------    ------------
Net Sales                                 $       --      $       --      $       --      $    187,387
Cost of  Sales                                    --              --              --           221,557
                                          ------------    ------------    ------------    ------------

    Gross Profit                                  --              --              --           (34,170)
                                          ------------    ------------    ------------    ------------

Operating Expenses:
    General and administrative expenses        256,203          80,385       2,204,248       6,877,043
    Research and development                    69,500          46,079       1,035,638       2,954,776
    Depreciation and amortization                 --              --           275,080         910,927
                                          ------------    ------------    ------------    ------------

    Total Operating Expenses                   325,703         126,464       3,514,966      10,742,746
                                          ------------    ------------    ------------    ------------

    Loss from Operations                      (325,703)       (126,464)     (3,514,966)    (10,776,916)
                                          ------------    ------------    ------------    ------------

Other Income (Expense):
    Settlements                                (50,000)           --           (70,354)       (835,983)
    Foregiveness of Debt                          --            79,057         968,901       1,047,958
    Interest Income                               --                62           5,875           7,500
    Dividend Income                               --              --            11,510          62,963
    Interest Expense                           (23,665)           --          (100,776)     (2,109,574)
    Loss on disposition of Assets
     or Securities                                --            (9,838)     (1,012,198)     (1,046,536)
                                          ------------    ------------    ------------    ------------

     Total Other Income and Expense            (73,665)         69,281        (197,042)     (2,873,672)
                                          ------------    ------------    ------------    ------------

Net Loss                                  $   (399,368)   $    (57,183)   $ (3,712,008)   $(13,650,588)
                                          ============    ============    ============    ============

Loss per Common Share                     $      (0.05)   $      (0.01)   $      (0.69)   $      (2.44)
                                          ============    ============    ============    ============

Weighted Average Shares Outstanding          7,827,225       6,071,225       5,363,250       5,435,701
                                          ============    ============    ============    ============


   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF STOCKHOLDERS'
                       EQUITY For the Years ended DECEMBER
                             31, 1998, 1999 and 2000

                                                                                                       Deficit
                                                                                      Additional        From
                                                             Common Stock               Paid-in       Inception
                                                       Shares           Amount          Capital        To Date           Total
                                                     ------------    ------------    ------------    ------------    ------------
Balance at year end December 31, 1997                  33,441,373    $     33,441    $  8,694,904    $ (9,482,027)   $   (753,682)

Issuance of shares in conversion of debt                1,036,064           1,036         260,882            --           261,918

February 2, 1998, adjustment of shares to
   effect a one-for-ten reverse split                 (31,029,693)           --              --              --              --

Issuance of shares for a commitment to a
   financing agreement                                  1,580,278          15,803       4,984,197            --         5,000,000

Issuance of shares for fees and services                  117,500           1,175         324,809            --           325,984

Issuance of shares for cash                             1,058,000          10,580       3,163,418            --         3,173,998

Net reversal of Reeivable due from related
   parties reflecting the sale of stock Rule 16(b)           --              --           (17,197)           --           (17,197)

Shares returned to Treasury - legal settlement           (270,200)         (2,702)           --              --            (2,702)

Issuance of shares for legal settlement                    55,390             554          59,799            --            60,353

Inventory contributed                                        --              --            18,000            --            18,000

Reserve for promissory note receivable                       --              --        (4,684,198)           --        (4,684,198)

Net (loss) for the Year ended
   December 31, 1998
                                                             --              --              --        (3,712,010)     (3,712,010)
                                                     ------------    ------------    ------------    ------------    ------------

Balance at year end December 31, 1998                   5,988,712    $     59,887    $ 12,804,614    $(13,194,037)   $   (329,536)

Issuance of Shares for fees and services                  165,025           1,650          15,226            --            16,876

Reduction of Note receivable                                 --              --            22,000            --            22,000

Net (loss) for the year ended
   December 31, 1999                                         --              --              --           (57,183)        (57,183)
                                                     ------------    ------------    ------------    ------------    ------------

Balance at year end December 31, 1999                   6,153,737    $     61,537    $ 12,841,840    $(13,251,220)   $   (347,843)

Issuance of Shares for cash
   and services                                         3,346,975           3,347         198,974            --           202,321

Net (loss) for the year ended
   December 31, 2000                                         --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

Balance at year end December 31, 2000                   9,500,712    $     64,884    $ 13,040,814    $(13,251,220)   $   (145,522)
                                                     ============    ============    ============    ============    ============

   The accompanying Notes are an integral part of these financial statements.

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                             1/13/87
                                                   Year ended                              (Inception)
                                                   December 31                                 to
                                               2000           1999            1998          12/31/00
                                            (Audited)       (Audited)       (Audited)     (Unaudited)
                                          ------------    ------------    ------------    ------------
Net Loss                                  $   (399,368)   $    (57,183)   $ (3,712,008)   $(14,619,489)
                                          ------------    ------------    ------------    ------------

Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:

    Book value of assets sold                     --              --              --             6,483
    Loss on disposition of securities
         or assets                                --             9,838       1,012,199       1,022,037
    Forgiveness of debt                           --           (79,057)       (968,901)     (1,047,958)
    Depreciation and amortization                 --              --           118,830         285,928
    Amortization of Debt Issuance cost            --              --           156,250         625,000
    Issuance of stock for director's
     fees and employment services               25,000            --            40,100       1,314,875
    Issuance of stock for consulting &
     legal fees                                 35,821            --           283,181         319,002
    Issuance of stock for Property
      Rights                                      --              --              --             2,000
    Issuance of stock in legal
      settlement                                70,000            --            60,354         926,208
    Discount on Convertible Debentures            --              --              --         1,750,000
    Interest Expense converted to Stock           --              --            11,917          98,795
    (Increase) decrease in assets:
      Prepaid expenses                            --            37,173            --            37,173
      Deposits/Retainers                          --             1,210           7,112         (37,474)
      Other Assets                                --            31,297         (13,297)         18,000
    Increase (decrease) in liabilities:
      Accounts payable                         (51,848)         77,951         345,830         376,960
      Accrued expenses                          23,763         (63,662)        (89,373)         15,147
      Due to/from related parties                 --              --           514,040         310,300
                                          ------------    ------------    ------------    ------------
              Total Adjustments                102,736          14,750       1,478,242       6,022,476
                                          ------------    ------------    ------------    ------------

Net Cash (Used) by Operating Activities   $   (296,632)   $    (42,433)   $ (2,233,768)   $ (8,597,013)
                                          ------------    ------------    ------------    ------------

Cash Flows from Investing Activities:
    Cash from sale (purchase) of
      equipment                                   --              --              --           (78,114)
    Cash from sale (purchase) of
    Intellectual Rights                           --              --              --          (150,000)
    Capitalized organization costs                --              --              --          (150,924)
                                          ------------    ------------    ------------    ------------
      Net Cash Used in Investing
      Activities                                  --              --              --          (379,038)
                                          ------------    ------------    ------------    ------------

Cash Flows from Financing Activities:
    Proceeds from issuance of capital
      stock,
      net of offering costs                     71,500          38,876       3,173,999       4,656,321
    Proceeds from debt converted to
    capital stock                                 --              --              --           250,000
     Proceeds from debt                        223,600            --              --           662,339
    Proceeds from debentures, net of
     costs                                        --              --              --         5,343,901
    Principal payments on debt                    --            (8,263)     (1,800,000)     (1,936,432)
                                          ------------    ------------    ------------    ------------

      Net Cash Provided by Financing
       Activities                              295,100          30,613       1,373,999       8,976,129
                                          ------------    ------------    ------------    ------------

Net Increase (Decrease) in Cash                 (1,532)        (11,820)       (859,769)             78

Cash at beginning of period                      1,610          13,430         873,199            --
                                          ------------    ------------    ------------    ------------

Cash at end of period                     $         78    $      1,610    $     13,430    $         78
                                          ============    ============    ============    ============

   The accompanying Notes are an integral part of these financial statements.

                     NOTES TO THE FINANCIAL STATEMENTS Based
       on Audited Financial Statements at December 31, 2000, 1998 and 1999


NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION

Nature of Business:
During the audit period, Harvard Scientific Corp. (the "Company") is a biopharmaceutical drug development company specializing in sexual dysfunction for both male and female.

The Company's corporate objective has been to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and to determine the potential market for such products.

The Company's corporate objective has been to utilize medically researched and developed drug substances, determine the ability of these substances to be encapsulated in liposomes and to determine the potential market for such products. The Company intends to conduct all clinical testing necessary for regulatory approval of such products from the U.S. Food and Drug Administration ("FDA") or similar regulatory agencies in foreign countries in order to initiate marketing and establish distribution channels for its products.

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

During the audit period the Company is a development stage enterprise as defined by FASB No. 7, "Accounting and Reporting by Development Stage Enterprises".

However, the company's primary focus will shift from an exclusive biopharmaceutical drug development company to an Entertainment Conglomerate.
Subsequent to year end, the Company acquired four, Florida based entertainment companies and will begin to identify and acquire other appropriate entertainment related companies. The Company will eventually further develop its biopharmaceutical products under a separate name and company, to be determined at a later date. The focus of the Company's activity over the next twelve months will be to further develop, produce and distribute the existing projects in the Company's recently acquired wholly owned subsidiaries. The Company and its new management are currently in the process of securing sufficient capital to satisfy all of the company's outstanding debts. This capital may come in the form of a loan, selling off of assets of the newly acquired subsidiaries or a personal loan from the officers and directors (See note 11).

                     NOTES TO THE FINANCIAL STATEMENTS Based
       on Audited Financial Statements at December 31, 2000, 1998 and 1999

Organization:
The Company was incorporated under the laws of the State of Nevada on January 13, 1987. Effective February 2, 1998, the Company approved a 1 for 10 reverse stock split. Shares outstanding went from 34,477,437 on February 1, 1998 to 3,447,769 just after the split. The Company is moving forward with a strategic plan to facilitate marketing of its products in a manner which is consistent with enhancing its corporate image and further increasing shareholder value. All figures in this Report give effect to previous stock splits and the reverse stock splits, and previously stated number of shares is appropriately restated. The Company has 100,000,000 shares of Common Stock authorized. In addition, on July 9, 1998, the shareholders of the Company authorized 10,000,000 shares of "blank check" Preferred Stock, none are outstanding on December 31, 2000, 1999 or 1998.


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

                     NOTES TO THE FINANCIAL STATEMENTS Based
       on Audited Financial Statements at December 31, 2000, 1998 and 1999

NOTE 3 - EQUIPMENT & LEASEHOLD IMPROVEMENTS

Equipment and building improvements consists of the following:

December 31, 1998
Equipment & Leasehold Improvements                        $       45,299
Less:  Accumulated depreciation                                   35,461
                                                          --------------

                              Total                       $        9,838
                                                          ==============

The Company had incurred leasehold improvements to the Irvine office of approximately $4,300 in 1997, amortized over the life of the lease. In May 1998, the Company terminated the Irvine lease and moved the research and development office from Irvine to Costa Mesa, California. The balance of unamortized improvements of approximately $2,755 was written off.

During the fourth quarter of 1998 and the first quarter of 1999, the Company closed three offices (Florida, Arizona and California) with all operations maintained out of a Reno, Nevada office. The office equipment in these offices were donated to charitable organizations

NOTE 4 - INTELLECTUAL PROPERTIES

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

                     NOTES TO THE FINANCIAL STATEMENTS Based
       on Audited Financial Statements at December 31, 2000, 1998 and 1999

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

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:


                                     (Audited)                  (Audited)
                                 December 31, 2000          December 31, 1998
                                    ----------                 -----------
Interest on notes and debentures    $   23,763                 $       -0-
Accrued payroll & payroll taxes            -0-                      63,662
Total                               $    3,763                 $    63,662
                                    ==========                 ===========

NOTE 6- NOTES PAYABLE

At December 31, 2000, Notes payable consists of the following:

                                 Note Holder                     Amount
                                 -----------                   ---------
                                 Snell                         $     500
                                 Hidden Splendor                  25,000
                                 Medhat Gorgy                     65,000
                                 Pyramid Laboratories            133,100
                                                               ---------

                                  Total                        $ 223,600
                                                               =========

NOTE 7 - RELATED PARTY TRANSACTIONS

1. During 1997, the Company incurred a payable of $150,000 to BTI for the Intellectual Property Rights to Prostaglandin E1 Lyophilized Liposomes for the use of treatment of Psoriasis. On June 11, 1998, BTI and the Company agreed that BTI would transfer an irrevocable royalty-free license to all its intellectual property relating to sexual dysfunction, for the return of the intellectual property related to the Psoriasis and other non-sexual dysfunction products that BTI previously had transferred. In addition, the Company forgave BTI's indebtedness of $895,819, which was treated as part of the basis of the intellectual properties.

                     NOTES TO THE FINANCIAL STATEMENTS Based
       on Audited Financial Statements at December 31, 2000, 1998 and 1999


2. During 1996, BTI advanced 20,000 of its shares on behalf of the Company as a subordinated loan agreement. The shares were loaned and are expected to be returned to BTI in 1998. At the time of the advance, the fair market value of the shares transferred was $500,000. During 1997, the Company advanced to BTI $500,000 in connection with this settlement. The $500,000 was part of the forgiven debt of $895,819 described above.

3. In 1997, BTI, a major stockholder of the Company, received $352,305 from the sale of the Company's Common Stock that was subject to recapture by the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934.

     In January 1998, BTI received $40,514 from the sale of the Company's Common Stock that was subject recapture by the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. In January 1998, $40,514 was booked as a receivable from related parties to reflect the recapture. This amount was also part of the forgiven debt of $895,819 described above.

4. The Company has entered into a financing agreement dated January 13, 1998, as amended on February 3, 1998, between Dr. Jackie R. See, Thomas E. Waite and the Company for the funding of the Company up to $10,000,000. Dr. Jackie R. See and Mr. Thomas E. Waite were Directors of the Company. Thomas
     E. Waite was also President and Chief Executive Officer of the Company. On February 3, 1998, the Company issued 790,139 shares to each Dr. Jackie See, M.D. and Thomas E. Waite in connection with this private placement. All shares owned by Dr. Jackie See and Thomas E. Waite, have registration rights. These registration rights have been exercised and upon the registration statement becoming effective (July 28, 1998), the shares can be sold in accordance with the Securities Act of 1933, subject to state securities laws. See Note 8 and Note 9.

5. The Company often pays for services, fees, and salaries by issuing shares of Common Stock. Most of this stock issued for services must be held for investment to satisfy the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Rule 144 under the statute requires that such stock be held for a year, before it can be sold in accordance with rule 144.

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

6. The Company often pays for services, fees, and salaries by issuing shares of Common Stock. Most of this stock issued for services must be held for investment to satisfy the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Rule 144 under the statute requires that such stock be held for a year, before it can be sold in accordance with rule 144.

     During the first quarter 2000, the Company issued 2,500,000 shares of Common Stock to an officers and directors of the Company, as authorized by the Board of Directors of the Company. The stock is restricted as defined in Rule 155 under Securities Act of 1933. These transactions were valued at $25,000.

                     NOTES TO THE FINANCIAL STATEMENTS Based
       on Audited Financial Statements at December 31, 2000, 1998 and 1999

NOTE 8 - INCOME TAXES

The Company has federal net operating loss carryforwards for financial statement purposes of approximately $14,000,000 at December 31, 2000, which will be used to offset future earnings of the Company. The loss carryforwards will expire during the years ending 2002 through 2013 if not used.

NOTE 9 - CONTINGENCIES

The Company is a party in certain pending or threatened legal, governmental, administrative, or judicial proceedings that arose in the ordinary course of business. The following includes a list of current pending or threatened proceedings, which are believed not to affect the financial position of the Company in a material way at this time:

1. Investors Capital Enterprises, Inc. v. Harvard Scientific Corp. and Does 1-50 Case No: BC209049, filed April 20, 1999 in Superior Court, Los Angeles County , State of California. Investor's Capital Enterprises, Inc. alleges that it was due a fee of 87,500 shares (post-split) of the Company's Common Stock in exchange for arranging certain financing. The complaint alleges that it did arrange certain financing through DJ Ltd. Investors Capital Enterprises claims that such an investment qualifies for its commission agreement and that it advised the Company in writing on July 1, 1996. The complaint alleges that the market value of 87,500 shares on May 15, 1996 was $2,100,000.

During September 1999, the court ordered this Case to proceed to binding arbitration. However, to date, Investors Capital Enterprises, Inc. has not initiated the arbitration.

2. RK Company vs. Harvard Scientific Corp., Case No. 99 C 4261, United States District Court, Northern District of Illinois, Eastern Division. Plaintiff alleges massive fraud perpetrated by Defendant to induce Plaintiff to invest and hold securities in Harvard Scientific.

NOTE 10 - UNCERTAINTY - GOING CONCERN

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

NOTE 11 - SETTLEMENTS

         Eric N. Savage v. Harvard Scientific Corp., Dr. Jackie See, Does I through X, Case No. A381022 filed on November 10, 1997 in the District Court, Clark County, Nevada. Eric N. Savage ("Savage"), a former employee and officer of Harvard, alleges that pursuant to an oral representation made in March 1994, that he was entitled to receive 150,000 shares (restated to reflect the current stock splits and reverse stock splits), which were not authorized for issuance to him until July 1994. Savage also alleges that the Company agreed to backdate the issuance of the 150,000 shares to Savage to the date March 17, 1994 employment contract, which contract made no mention of any share compensation. Savage further alleges that the defendants restricted and delayed him from selling shares causing him financial losses in excess of $1,250,000. On May 18, 2000 an agreement was reached whereby Harvard issued 50,000 shares of stock to Savage.

         Harvard Scientific Corporation vs. David E Jordan, Case No. 98-2031-CA-16-P filed in the circuit court of the 18th Judicial Circuit, in Seminole County, Florida, filed on or about October 1, 1998. David E. Jordan ("Jordan") was a consultant to the Company. On May 15, 1997, the Board of Directors considered a resolution engaging Jordan for his services. At that time the Company discussed a compensation of $15,000 per month plus 100,000 shares (restated to reflect the 1 for 10 reverse split effective February 2, 1998) of the Company's Common Stock. A Consulting Agreement was never consummated.
Despite the fact that no agreement was consummated, stock certificates evidencing 100,000 shares of the Company's Common Stock were issued and delivered to Jordan on June 6, 1997. On or about June 17, 1997, the Company cancelled the 100,000 shares issued and delivered to Jordan. In April 1997, prior to the issuance date of the 100,000 shares, Jordan marketed and sold portions of these shares. Jordan also presented himself as an agent of the Company in the sale of these shares when, indeed, he had never received the authority to do so. This case was settled and dismissed by a Court Order dated April 17, 2000. Harvard issued 125,000 shares to David Jordan.

                     NOTES TO THE FINANCIAL STATEMENTS Based
       on Audited Financial Statements at December 31, 2000, 1998 and 1999

         Pyramid Laboratories vs. Harvard Scientific Corp.,Case No. 811584 in the Superior Court of the State of California, County of Orange, Central Justice
Center: Pyramid Laboratories is seeking approximately $128,000.00 in damages from Harvard for services allegedly provided to Harvard. This amount was disputed by Harvard asserting that there should be an offset of this amount due to actions of Pyramid Laboratories. By agreement dated August 27, 2000, the company agreed to pay $133,100 and issued 33,725 shares of stock on this claim with the debt accruing interest at the rate of 10% per annum beginning June 1, 2000. (See Note 5)

         Medhat Gorgy vs. Harvard Scientific Corp., Case No. CV99-04662 in the Second Judicial District Court of Washoe County, Nevada. Medhat Gorgy, a principal of Pyramid Laboratories, has filed suit against Harvard claiming damages for services alledgedly provided to Harvard. The amount sought was disputed by Harvard. The Company sought an offset of the amount due to actions of Medhat Gorgy and seeks damages against Medhat Gorgy in a counterclaim. The Company sought damages against Pyramid Laboratory as a third party defendant to this action. By agreement dated August 27, 2000, the company agreed to pay $165,000 and issued 70,000 shares of the stock of the Company on this claim with the debt accruing interest at the rate of 10% per annum beginning June 1, 2000. (See Note 5)

NOTE 12 - SUBSEQUENT EVENTS

         Harvard Scientific Corp. v. Thomas E. Waite, Case No. CV-N-99-00245-ECR, was filed on April 30, 1999 in the United States District Court for the District of Nevada, Reno. The complaint alleges breach of contract of fiduciary duty and unjust enrichment claims in connection with former CEO, President and Director, Thomas E. Waite's non-payment of a promissory note due to the Company on March 31, 1999 in the amount of $2,492,098.61. The complaint also alleges a claim under section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with profits alleged to be over $700,000 on sales of Company stock in 1997. An agreement was reached on this action as of March 2, 2001, in which Waite return the stock issued to him to a designee of the Company and his indebted to the Company was relieved.

         Hardesty, Ltd., vs. Harvard Scientific Corp. et al, Case No. CV99-05715 filed on October 22, 1999, in the Second Judicial District Court, Washoe County, State of Nevada. Hardesty, Ltd. Challenges it rendered legal services and advanced costs for Defendant from December 1997 through December 1998 in excess of $10,000. On or about March 14, 2001 the company accepted a settlement in the amount of $ 38,855 to be paid from the assets of the Company.

         On March 19,2001, Harvard Scientific Corp. (the "Company") entered into an Exchange Agreement with the Stockholders of Four Starz Holdings, Inc., Four Starz Productions, Inc., Gladiator Films, Inc., and LaPlaya Studios, Inc., all four of which are Florida corporations. Under the terms of the Exchange Agreement, the Florida corporations obtained equity and management control of the Company by exchanging all of the issued and outstanding shares of Four Starz Holdings, Inc., Four Starz Productions, Inc., Gladiator Films, Inc., and LaPlaya Studios, Inc., for 14,000,000 shares of the Company's common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Daniel J. Forbush, independent certified public accountant, was appointed by the Board of Directors of the Company on March 1,2001 to audit the financial statements of the Company for the year ended December 31, 2000, dismissing Ronald D. Simpkins, who had audited the Company's financial statements for the year's ended December 31, 1999 and 1998. Mr. Simpkin's reports on the financial statements for those years contains a statement that the financial statements have been presented assuming that the Company will continue as a going concern, and references a Note to the financial statements that states that the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern and further states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. The report of Mr. Forbush on the year ended December 31, 2000 contains a similar statement. There were no disagreements with Mr. Simpkins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Mr. Simpkin's satisfaction, would have caused him to make reference to make reference to the subject matter of the disagreement(s) in connection with his reports.

PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

During the year 2000 up through April 2001, the directors and executive officers of the Company, their ages, positions and offices in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors were as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                             Period Served
                                                                                             as Director
Name                              Age              Position (1)                              or Executive Officer
---------------------------------------------------------------------------------------------------------------------------
Curtis A. Orgill                  49               Director, Treasurer, and                  Officer since
                                                   Chief Financial Officer                   12/12/97 - 3/19/2001; Director
                                                      (2) (3)                                2/10/98resigned 3/19/2001
---------------------------------------------------------------------------------------------------------------------------
Daniel De Liege                   34               President, Chief Operating Officer        Since 3/19/2001
                                                   Director
---------------------------------------------------------------------------------------------------------------------------
Abraham M. Daniels                53               Chief  Executive Officer,                 Since 3/19/2001
                                                   Chairman of the Board (5)
---------------------------------------------------------------------------------------------------------------------------
Alexander H. Walker, Jr.          74               Director and Chairman of                  Since 1/13/2000
                                                   the Board                                 Resigned 3/19/01
---------------------------------------------------------------------------------------------------------------------------
Stuart  V. Brame                  53               Director, President, and                  Since 1/13/2000 -
                                                   Chief Executive Officer                   3/19/2001
                                                   (2) (3)(4)                                Resigned 3/19/01
---------------------------------------------------------------------------------------------------------------------------
Gordon W. Cole                    63               Director (3)                              Since March 3, 1999 -
                                                                                             Resigned 3/19/2001
---------------------------------------------------------------------------------------------------------------------------
Bruno Trimpoli                    58               Director                                  Since March 19, 2001
---------------------------------------------------------------------------------------------------------------------------
Angelo Manarino                   70               Director                                  Since March 19, 2001
---------------------------------------------------------------------------------------------------------------------------
Ira Ashwall                       50               Director                                  Since March 19, 2001
---------------------------------------------------------------------------------------------------------------------------

(1) The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified or until the director resigns. The Company's officers are appointed annually and as needed by the Board of Directors and serve at the pleasure of the Board.

(2) These Directors were members of the Compensation Committee. Mr. Orgill is Chairman of this committee.

(3) These Directors were members on the Audit Committee. Mr. Orgill is Chairman of this committee.

(4)  These Directors were members of the Company's Executive Committee.

Business Experience:

Curtis A. Orgill, CPA, was the Company's Treasurer, Director and Chief Financial Officer. Mr. Orgill is a Certified Public Accountant with current licenses in the states of Nevada and Utah. In 1974, Mr. Orgill joined Deloitte Haskins & Sells (currently Deloitte & Touche), in Salt Lake City. He later helped open a new office for Deloitte & Touche in Reno, Nevada, serving as the Senior Tax Partner in the State of Nevada. He left Deloitte & Touche in 1993 to join the regional CPA firm of Bartig, Basler & Ray, CPA's Inc. Mr. Orgill is involved in international accounting, corporate tax planning and tax compliance as well as structuring acquisitions for corporations. Mr. Orgill is a member of the

American Institute of Certified Public Accountants, the Nevada Society of Certified Public Accountants and the Utah Association of Certified Public Accountants.

Gordon W. Cole was a Director of the Company and has been such since March 3, 1999. Mr. Cole is currently working for Bartig, Basler and Ray as a Consultant and accountant. The prior 20 years, Mr. Cole was self-employed as an accountant, a tax preparer and consultant. Additional professional experience included positions as Controller with Montgomery Ward, Cook United (discount store chain based in Cleveland, Ohio), and a major national geotechnical firm. This experience is augmented by 5 years as a programmer analyst with Ticor, an aerospace contractor in Southern California. Additional experience was gained with his 2 1/2 years at a national CPA firm and over 2 years in the trust department at Wells Fargo Bank. Mr. Cole received a BS degree at the University of California, Berkeley, and an MBA at the University of Southern California. He has had extensive training in programming and systems analysis at the IBM Institute, in both San Francisco and Los Angeles, California.

Alexander H. Walker, Jr. was Chairman of the Board and a Director of the Company as of January 13, 2000. Mr. Walker has been a practicing since 1956 with an emphasis on trial and transactional work in the area of corporate securities. From 1955 to 1956, he served as the Attorney in Charge of the Salt Lake City branch office of the SEC. Prior to that he served as the advising attorney for the SEC division of corporate finance in Washington, D.C. He maintains a law office in Salt Lake City and is a member of the state bars of Pennsylvania and Utah. He is an owner of Nevada Agency and Trust Company and serves as a Director on other public and private companies from time to time.

Stuart V. Brame was Chief Executive Officer, President and Director of the Company as of January 13, 2000 until March 19, 2001. Mr. Brame is from British Columbia, Canada hand has extensive experience in the areas of corporate development and financial restructuring. He has served as a Director and Officer of both private and public companies and was instrumental in raising money for the purpose of advancing those companies and advising them on all aspects of their future growth. Mr. Brame has developed international private and corporate networks which can assist the Company in its long term positioning.

Abraham M. Daniels is Chief Executive Officer and Chairman of the Board since March 19, 2001. Mr. Daniels has successfully raised millions of dollars for various companies, projects and entities for the past 20 years. Specializing in mezzanine financing in the late eighties and early nineties, Mr. Daniels has brought more than one hundred million dollars in capital to various private and public companies. Mr. Daniels attended C.W. Post College and division of Long Island University and holds a bachelors degree in Business Administration from Ft. Lauderdale University. Mr. Daniels has owned several private companies including Lewis Marlowe Commodities commodities trading company located in New York. On April 29, 1997 in the Circuit Court of Dade County Mr. Daniels was convicted of a third degree felony for the charge of unlawful acts by a loan broker and was sentenced to 364 days of which Mr. Daniels served 285 and is currently on probation until 2017 or until full restitution has been paid.

Daniel De Liege is President, Chief Operating Officer and Director of the Company. Mr. De Liege is President of Four Starz Productions, Inc

Mr. De Liege attended Palm Beach Community College in Palm Beach, Florida. Mr. De Liege was president of 24/Seven Entertainment a Florida Corporation that produced special events and music concerts.

Mr. De Liege also produced created and produced several cable television specials for Tricom Pictures. Before coming to Four Starz, Mr. De Liege was a producer for Prelude Pictures.

ITEM 10.  EXECUTIVE COMPENSATION.

          The following table sets forth information about compensation paid or accrued by the Company during the year ending December 31, 2000

Summary Compensation Table

-------------------------------------------------------------------------------------------------
Name and                                                                          Other
Principal Position      Year   Salary/Consulting/Director Fees        Bonus       Compensation
-------------------------------------------------------------------------------------------------
                                   (a)        (b) STOCK   (a) +  (b)
                                   CASH       GRANTS (1)    TOTAL
-------------------------------------------------------------------------------------------------
Jackie R. See (2)       2000    None       None          None           None        None
Was a Director          1999    None       None          None           None        None
                        1998    $138,462   $3,753,161    $138,462       None        None
-------------------------------------------------------------------------------------------------
Ian Hicks (3)           2000    None       None          None           None        None
Was  CEO,  President &  1999    None       None          None           None        None
Director                1998    None       $10,281       $10,281        None        None
-------------------------------------------------------------------------------------------------
Don Steffens (4)        2000    None       None          None           None        None
Was  CEO,  President &  1999    None       None          None           None        None
Director                1998    None       $46,677       $46,677        None        None
-------------------------------------------------------------------------------------------------
Alexander H.            2000    None       1,000,000     1,000,000      None        None
Walker(5)               1999    None       None          None           None        None
Chairman of the Board & 1998    None       $47,000       $47,000        None        None
and Director
-------------------------------------------------------------------------------------------------
Curtis A. Orgill (8)    2000    None       None          None           None        None
                        1999    None       None          None           None        None
                        1998    $110,770   $345,000      $455,770       None        None
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

(2) The Company entered into two agreements on March 19, 1997, and on May 15, 1997, with Alexander H. Walker, Jr. ("Walker"), currently the Company's Chairman of the Board and a Director.


(3) Curtis A. Orgill became Treasurer and Chief Financial Officer on December 12, 1997. On February 10, 1998 Mr. Orgill became a Director and Chairman of the Compensation Committee and the Audit Committee. On January 26,1998, Mr. Orgill was issued 50,000 shares (restricted) of the Company's Common Stock to induce him to work for the issuer and provide an incentive for his successful performance. . The dollar value of such stock based on the closing price on the date of issue was $345,000. Mr. Orgill had a 1-year contract with the Company effective November 17, 1997 authorizing a salary of $10,000 per month. This contract was renewed on November 17, 1998 for 1 year. Prior to November 17, 1997, Mr. Orgill was not an employee of the Company nor was he affiliated in any way with the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

All shares included in the following table and in this section reflect sets forth information concerning ownership of the Company's Common Stock by (i) each Director and Executive Officer of the Company, (ii) all Directors and Officers as a group and (iii) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of December 31, 1999:

----------------------------------------------------------------------------------------------------------
                                                                                    Percentage of
                                                           Amount and               Outstanding Shares
                       Name and Address                    Nature of Beneficial     of Common Stock
    Title of Class     of Beneficial Owner                 Ownership (1)            as of 4/12/01(1)
----------------------------------------------------------------------------------------------------------
    Common Stock       Daniel De Liege                       7,000,000                 24%
                       13899 Biscayne Blvd.
                       Suite 400
                       North Miami Beach, FL 33181
----------------------------------------------------------------------------------------------------------
    Common Stock       Abraham M. Daniels                    7,000,000                 24%
                       13899 Biscayne Blvd.
                       Suite 400
                       North Miami Beach, FL 33181
----------------------------------------------------------------------------------------------------------
    Common Stock       Curtis Orgill (6)                      50,000                   <1%
                       1325 Airmotive Way
                       Suite 125
                       Reno, NV 89502
----------------------------------------------------------------------------------------------------------

(1) The percentage calculation for each person or group, reflects the addition to the number of shares beneficially owned by such person or group and to the aggregate outstanding shares, the number of shares that the person or group involved has the right to acquire within 60 days.
(2) Mr. Orgill was appointed Treasurer and Chief Financial Officer on December 12, 1997. On February 10, 1998, Mr. Orgill was appointed as a Director to the Company and resigned on March 19, 2001.


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

The following exhibits are filed herewith:

Number   Description
------   -----------
3.1 Articles of Incorporation of Registrant, including all amendments to April 30, 1996. *
3.2      Amendment to Articles of Incorporation of Registrant,  amended June 18,
         1996***
3.3      Amendment to Articles of Incorporation  of Registrant,  amended July 9,
         1996 ***
3.4 Amendment to Articles of Incorporation of Registrant, amended July 13, 1998 ***
3.5 Certificate of Change in Number of Authorized Shares of Class and Series, filed February 2, 1998 ***
3.6      By-Laws of Registrant, as amended to date. *
10.1 Consulting Agreement, dated April 19, 1996, between the Registrant and Dr. Jackie R. See.**
10.1a Financing Agreement, dated January 13, 1998 between the Registrant and Dr. Jackie R. See and Thomas E. Waite.****
10.5 Amendment to Financing Agreement dated February 3, 1998 between the Registrant and Dr. Jackie R. See and Thomas E.
         Waite.****
10.6 H.D. Brous Opinion as to Financing Agreement dated February 5, 1998 between Dr. Jackie R. See and Thomas E. Waite. *****
10.7 Assignment of Patent Application No. 08/573408, filed 12/15/95, for an invention entitled PGE1 Containing Lyophilized Liposomes for the Treatment of Erectile Dysfunction.**
10.12 Consulting Agreement, dated June 10, 1998, between the Registrant and Medhat Gorgy. ***

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

  *** Incorporated by reference from the Registrants Registration Statement on Form SB2 filed on July 20, 1998.

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

                     HARVARD SCIENTIFIC CORP.

                     By  /s/ Abraham M. Daniels
                         ----------------------
                             Abraham M. Daniels, Chairman of the Board


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




      Name                 Title                                  Date
      ----                 -----                                  ----

/s/ Daniel De Liege        President, Chief Operating             April 15, 2001
-------------------        Officer, Chief Financial Officer
    Daniel De Liege        And Director





/s/ Abraham M. Daniels       Chief Executive Officer &            April 14, 2001
----------------------       Chairman of the Board
    Abraham M. Daniels