Form 10QSB
period 2001-03-31
HARVARD SCIENTIFIC CORP
filed 2001-06-07
CIK 1006598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                   -----------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) of the
                             SECURITIES ACT OF 1934

                      For the quarter ended March 31, 2001
                         Commission File Number 0-28392

                            HARVARD SCIENTIFIC CORP.
                            ------------------------

             (Exact Name of Registrant as Specified in its Charter)

                  Nevada                                 88-0226455
         -----------------------               --------------------------------
         (state or Other Jurisdiction of       (I.R.S. Employer Identification
         Incorporation or Organization)        No.)

                1325 Airmotive Way, Suite 125, Reno, Nevada 89502
      --------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (954) 630-1718

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

(1) Yes [ ] No [X] (2) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date:

  Common Stock, Par
Value $0.001 Per Share                                   29,325,712
----------------------                        ------------------------------
  (Title of Class)                            (Number of Shares Outstanding
                                                     on June 1, 2001)

                                     Part I

Item No. 1. FINANCIAL STATEMENTS


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS
                                     -----

                                                                           March 31,           December 31,
                                                                             2001                 1999
                                                                         (unaudited)            (Audited)
                                                                     ---------------------------------------

Current Assets:
     Cash and cash equivalents                                       $          78           $       1,610
     Prepaid  expenses                                                        --                      --
     Note and interest receivable (Note 6,8 & 9)                              --
     Reserve for receivables (Note 6,8 & 9)                                   --                (2,751,493)
     Accounts receivable - employees                                          --                      --
     Accounts receivable - other                                              --                      --
     Product Inventory                                                        --                      --
                                                                     ---------------------------------------
        Total Current Assets
                                                                                78                   1,610
                                                                     ---------------------------------------
Equipment and Leasehold Improvements:
     At cost, less accumulated depreciation
     of $35,461 at December 31, 1998  (Notes 3)                               --                      --
                                                                     ---------------------------------------
Intangible Assets:
     Intellectual Property (Note 4)                                           --                      --
                                                                     ---------------------------------------
Other Assets:
     Deposits                                                                  300                     300
                                                                     ---------------------------------------
        TOTAL ASSETS                                                 $         378           $       1,910
                                                                     =======================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
     Accounts payable                                                $     297,905           $     349,753
     Accrued expenses (Note 5)                                              23,763                    --
     Notes and leases payable (Note 6)                                     223,600                    --
                                                                     ---------------------------------------
       Total Current Liabilities                                           545,268                 349,753
Long-Term Liabilities:                                                        --                      --
                                                                     ---------------------------------------
Stockholders' Equity:
    Common Stock,  $.001 par value;                                    100,000,000
       shares  uthorized;                                                                       9,500,712,
        6,153,737 and 5,988,712 shares issued
       and outstanding at December 31, 2000, 1999 and 1998,
       respectively                                                         64,884                  61,537
    Preferred Stock, 10,000,000 shares authorized, none
        issued and outstanding                                                --                      --
    Additional paid-in capital                                          13,040,814              12,841,840
    Deficit accumulated during the development stage                   (13,650,589)            (13,251,220)
                                                                     ---------------------------------------
       Total Stockholders' Equity                                         (544,891)                   --
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $         378           $       1,910

                                                                     =======================================


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                                   1/13/87
                                                                                                                 (Inception)
                                                         December 31,        December 31,          December 31,      to
                                                           2000                 1999                  1998         12/31/00
                                                         (Audited)            (Audited)             (Audited)     (Unaudited)
                                                         ---------            ---------            ---------       ---------

Net Sales                                             $       --           $       --           $       --      $    187,387
Cost of  Sales                                                --                   --                   --           221,557
                                                         ---------            ---------            ---------       ---------
     Gross Profit                                             --                   --                   --           (34,170)
                                                         ---------            ---------            ---------       ---------
Operating Expenses:
  General and administrative expenses                      256,203               80,385            2,204,248       6,877,043
   Research and development                                 69,500               46,079            1,035,638       2,954,776
   Depreciation and amortization                              --                   --                275,080         910,927
                                                         ---------            ---------            ---------       ---------
    Total Operating Expenses                               325,703              126,464            3,514,966      10,742,746
                                                         ---------            ---------            ---------       ---------
    Loss from Operations                                  (325,703)            (126,464)          (3,514,966)    (10,776,916)
                                                         ---------            ---------            ---------       ---------
Other Income (Expense):
   Settlements                                             (50,000)                --                (70,354)       (835,983)
   Foregiveness of Debt                                       --                 79,057              968,901       1,047,958
   Interest Income                                            --                     62                5,875           7,500
   Dividend Income                                            --                   --                 11,510          62,963
   Interest Expense                                        (23,665)                --               (100,776)     (2,109,574)
   Loss on disposition of Assets or Securities                --                 (9,838)          (1,012,198)     (1,046,536)
                                                         ---------            ---------            ---------       ---------
    Total Other Income and Expense                         (73,665)              69,281             (197,042)     (2,873,672)
                                                         =========            =========            =========       =========
Net Loss                                              $   (399,368)        $    (57,183)        $ (3,712,008)   $(13,650,588)
                                                         =========            =========            =========       =========
Loss per Common Share                                 $      (0.05)        $      (0.01)        $      (0.69)   $      (2.44)
                                                         =========            =========            =========       =========
Weighted Average Shares Outstanding                      7,827,225            6,071,225            5,363,250       5,435,701
                                                         =========            =========            =========       =========



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
                                                     ============    ============    ============    ============    ============


                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                                     1/13/87
                                                                                                                   (Inception)
                                                           Year ended         December 31                              to
                                                              2000              1999                 1998            12/31/00
                                                            (Audited)         (Audited)           (Audited)        (Unaudited)
                                                          ------------       ------------       ------------       ------------
Net Loss                                                  $   (399,368)      $    (57,183)      $ (3,712,008)      $(14,619,489)
Adjustments to Reconcile Net Loss to
 Net Cash Provided by (Used in)
 Operating Activities:
  Book value of assets sold                                       --                 --                 --                6,483
 Loss on disposition of securities or assets                      --                9,838          1,012,199          1,022,037
 Forgiveness of debt                                              --              (79,057)          (968,901)        (1,047,958)
 Depreciation and amortization                                    --                 --              118,830            285,928
 Amortization of Debt Issuance cost                               --                 --              156,250            625,000
 Issuance of stock for director's fees
   and employment services                                      25,000               --               40,100          1,314,875
 Issuance of stock for consulting & legal fees                  35,821               --              283,181            319,002
  Issuance of stock for Property Rights                           --                 --                 --                2,000
 Issuance of stock in legal settlement                          70,000               --               60,354            926,208
  Discount on Convertible Debentures                              --                 --                 --            1,750,000
  Interest Expense converted to Stock                             --                 --               11,917             98,795
 (Increase) decrease in assets:
   Prepaid expenses                                               --               37,173               --               37,173
  Deposits/Retainers                                              --                1,210              7,112            (37,474)
   Other Assets                                                   --               31,297            (13,297)            18,000
 Increase (decrease) in liabilities:
  Accounts payable                                             (51,848)            77,951            345,830            376,960
    Accrued expenses                                            23,763            (63,662)           (89,373)            15,147
  Due to/from related parties                                     --                 --              514,040            310,300
                                                          ------------       ------------       ------------       ------------
          Total Adjustments                                    102,736             14,750          1,478,242          6,022,476
                                                          ------------       ------------       ------------       ------------
Net Cash (Used) by Operating Activities                   $   (296,632)      $    (42,433)      $ (2,233,768)      $ (8,597,013)
                                                          ------------       ------------       ------------       ------------
Cash Flows from Investing Activities:
  Cash from sale (purchase) of equipment                          --                 --                 --              (78,114)
  Cash from sale (purchase) of Intellectual Rights                --                 --                 --             (150,000)
  Capitalized organization costs                                  --                 --                 --             (150,924)
                                                          ------------       ------------       ------------       ------------
   Net Cash Used in Investing Activities                          --                 --                 --             (379,038)
                                                          ------------       ------------       ------------       ------------
Cash Flows from Financing Activities:
 Proceeds from issuance of capital stock,
  net of offering costs                                         71,500             38,876          3,173,999          4,656,321
  Proceeds from debt converted to capital stock                   --                 --                 --              250,000
  Proceeds from debt                                              --              223,600               --              662,339
  Proceeds from debentures, net of costs                          --                 --                 --            5,343,901
 Principal payments on debt                                       --               (8,263)        (1,800,000)        (1,936,432)
                                                          ------------       ------------       ------------       ------------
  Net Cash Provided by Financing Activities                    295,100             30,613          1,373,999          8,976,129
                                                          ------------       ------------       ------------       ------------
Net Increase (Decrease) in Cash                                 (1,532)           (11,820)          (859,769)                78
Cash at beginning of period                                      1,610             13,430            873,199               --
                                                          ------------       ------------       ------------       ------------
Cash at end of period                                     $         78       $      1,610       $     13,430       $         78
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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             NOTES TO THE FINANCIAL
                STATEMENTS Based on Audited Financial Statements
                       at December 31, 2000, 1998 and 1999

NOTE 3 - EQUIPMENT & LEASEHOLD IMPROVEMENTS

Equipment and building improvements consists of the following:

                                                    December 31, 1998
                                                    ----------------
Equipment & Leasehold Improvements                    $       45,299
Less:  Accumulated depreciation                               35,461
                                                    ----------------
                            Total                     $        9,838
                                                    ================

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

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             NOTES TO THE FINANCIAL
                STATEMENTS Based on Audited Financial Statements
                       at December 31, 2000, 1998 and 1999

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:


                                            (Audited)             (Audited)
                                        December 31, 2000     December 31, 1998
                                        -----------------     -----------------
Interest on notes and debentures       $     23,763           $      -0-
Accrued payroll & payroll taxes               -0-                   63,662
                                        -----------------     -----------------

        Total                          $     23,763           $     63,662
                                       =================      =================

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

 Harvard Scientific Corporation vs. David E Jordan, Case No. 98-2031-CA-16-P filed in the circuit court of the 18th Judicial Circuit, in Seminole County, Florida, filed on or about October 1, 1998. David E. Jordan ("Jordan") was a consultant to the Company. On May 15, 1997, the Board of Directors considered a resolution engaging Jordan for his services. At that time the Company discussed a compensation of $15,000 per month plus 100,000 shares (restated to reflect the 1 for 10 reverse split effective February 2, 1998) of the Company's Common Stock. A Consulting Agreement was never consummated. Despite the fact that no agreement was consummated, stock certificates evidencing 100,000 shares of the Company's Common Stock were issued and delivered to Jordan on June 6, 1997. On or about June 17, 1997, the Company cancelled the 100,000 shares issued and delivered to Jordan. In April 1997, prior to the issuance date of the 100,000 shares, Jordan marketed and sold portions of these shares. Jordan also presented himself as an agent of the Company in the sale of these shares when, indeed, he had never received the authority to do so. This case was settled and dismissed by a Court Order dated April 17, 2000. Harvard issued 125,000 shares to David Jordan.
                                       11

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

ITEM NO. 2. Management's Discussion and Analysis or Plan of Operation

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

Four Starz Holdings,  Inc. is a wholly owned subsidiary of the Company.  Abraham
M. Daniels, Chairman and Chief Executive Officer of the Company, is the President of Four Starz Holdings, Inc. Four Starz Holdings, Inc. owns the copyright to five screenplays with talent under contract and foreign territorial rights sold under contract. Eric Roberts is under contract to star in the suspense thriller "M". This screenplay was pre-sold in several foreign territories totaling more than $ 932,000 in sales under contract. Michael Dudikoff is under contract to star in the action film "Death Game" and has foreign pre-sale contracts totaling more than $ 776,100 USD. The screenplay "Kumite" has $ 123,000 in foreign pre-sale contracts, "Elian" has more than $ 111,600 in foreign pre-sale contracts. All foreign pre-sales were made under a license agreement with foreign sales agent Belfair International, LTD at the 2000 Cannes Film Festival. Four Starz Holdings, Inc. also owns the copyright to the screenplay entitled "Open Hearts" based on the best selling novel of the same name.
                                       13

Four Starz Holdings, Inc. may contract with Gladiator Films, Inc. to physically produce the aforementioned screenplays once the production funding has been secured.

Liquidity and Capital Resources -

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

The Company's total current liabilities for the quarter ending March 31, 2001 are $545,268

                                     Part II

                                Other Information

ITEM NO. 1. Legal Proceedings

Registrant incorporates herein by this reference the description of legal proceedings contained in the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on April 18, 2001.

ITEM NO. 2. Changes in Securities and Use of Proceeds

Any changes regarding the securities or use of proceeds of the Registrant are described in the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on April 18, 2001. Such information is incorporated herein by this reference.

ITEM NO. 3. Defaults Upon Senior Securities

None

ITEM NO. 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of the security holders during the period covered by this report through the solicitation of proxies or otherwise.

ITEM NO. 5. Other Information

None.

ITEM NO. 6. Exhibits and Reports on Form 8-K

A. Exhibits

(2) Plan of acquisition, reorganization, liquidation or succession:

NONE.

(3) (i) Articles of Incorporation*
(ii) By-laws*

(27) Financial Data Schedule.

* Incorporated by reference from the Registrant's Form 10-KSB.

B. Reports on Form 8-K

Registrant incorporates herein by this reference the Registrants Form 8-K filed with the Securities and Exchange Commission on March 19, 2001 and April 23, 2001.
                                       15

                                   Signatures
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HARVARD SCIENTIFIC CORP.
                            ------------------------

         Name                                           Title
         Date

/s/ Daniel De Liege                            President, and Chief Financial
--------------------                           Officer
    Daniel De Liege
    June 4, 2001