Form 10QSB
period 2001-06-30
HARVARD SCIENTIFIC CORP
filed 2001-08-16
CIK 1006598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) of the
                             SECURITIES ACT OF 1934

                       For the quarter ended June 30, 2001
                         Commission File Number 0-28392

                            HARVARD SCIENTIFIC CORP.

             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                       88-0226455
    -----------------------                       -------------------------
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

(1) Yes [X] No [ ] (2) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date:

Common Stock, Par
Value $0.001 Per Share                                      71,825,712
--------------------------                                --------------
(Title of Class)                                   (Number of Shares Outstanding
                                                          on June 30, 2001)

                                     Part I

Item No. 1. FINANCIAL STATEMENTS

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS

                                                                           June 30,    December 31,
                                                                            2001           2000
                                                                         (unaudited)    (Audited)
                                                                       -------------  -------------
Current Assets:
    Cash and cash equivalents                                          $       1,500  $          78
    Prepaid  expenses                                                           --             --
    Note and interest receivable (Note 6,8 & 9)                                 --             --
    Reserve for receivables (Note 6,8 & 9)                                      --             --
    Accounts receivable - employees                                             --             --
    Accounts receivable - other                                                 --             --
    Product Inventory                                                           --             --
                                                                       -------------  -------------
       Total Current Assets                                                    1,500             78
                                                                       -------------  -------------
Equipment and Leasehold Improvements:
    At cost, less accumulated depreciation of $35,461 at December 31,
    1998  (Notes 3)                                                             --             --
                                                                       -------------  -------------
Intangible Assets:
    Intellectual Property (Note 4)                                              --             --
                                                                       ----------------------------
Other Assets:
    Deposits                                                                     300            300
                                                                       -------------  -------------
       TOTAL ASSETS                                                    $       1,800  $         378
                                                                       =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                   $     138,200  $     287,905
    Accrued expenses (Note 5)                                                 23,763         23,763
    Notes and leases payable (Note 6)                                        223,600        223,600
                                                                       -------------  -------------
       Total Current Liabilities                                             385,563        545,268
                                                                       -------------  -------------
Long-Term Liabilities:                                                          --             --
                                                                       -------------  -------------

Stockholders' Equity:
    Common Stock,  $.001 par value;  100,000,000  shares

       authorized;  9,500,712, 6,153,737 and 5,988,712 shares issued and outstanding at December 31, 2000, 1999 and 1998,
       respectively                                                           64,884         64,884
    Preferred Stock, 10,000,000 shares authorized, none
       issued and outstanding                                                   --             --
    Additional paid-in capital                                            13,040,814     13,040,814
    Deficit accumulated during the development stage                      (12,944570)   (13,650,589)
                                                                       -------------  -------------
       Total Stockholders' Equity                                           (544,891)      (544,891)
                                                                       -------------  -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $        1800  $         378
                                                                       =============  =============

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                           1/13/87
                                                                                                         (Inception)
                                                      December 31,     December 31,     December 31,         to
                                                          2000             1999            1998           12/31/00
                                                       (Audited)         (Audited)       (Audited)       (Unaudited)
                                                    ---------------  ---------------  ---------------  ---------------
Net Sales                                           $          --    $          --    $          --    $       187,387

Cost of  Sales                                                 --               --               --            221,557
                                                    ---------------  ---------------  ---------------  ---------------
    Gross Profit                                               ---              --               --            (34,170)
                                                    ---------------  ---------------  ---------------  ---------------
Operating Expenses:
  General and administrative expenses                       256,203           80,385        2,204,248        6,877,043
  Research and development                                   69,500           46,079        1,035,638        2,954,776
  Depreciation and amortization                                --               --            275,080          910,927
                                                    ---------------  ---------------  ---------------  ---------------
    Total Operating Expenses                                325,703          126,464        3,514,966       10,742,746
                                                    ---------------  ---------------  ---------------  ---------------
    Loss from Operations                                   (325,703)        (126,464)      (3,514,966)     (10,776,916)
                                                    ---------------  ---------------  ---------------  ---------------

Other Income (Expense):
  Settlements                                               (50,000)            --            (70,354)        (835,983)
  Foregiveness of Debt                                         --             79,057          968,901        1,047,958
  Interest Income                                              --                 62            5,875            7,500
  Dividend Income                                              --               --             11,510           62,963
  Interest Expense                                          (23,665)            --           (100,776)      (2,109,574)
  Loss on disposition of Assets or Securities                  --             (9,838)      (1,012,198)      (1,046,536)
                                                    ---------------  ---------------  ---------------  ---------------
    Total Other Income and Expense                          (73,665)          69,281         (197,042)      (2,873,672)
                                                    ---------------  ---------------  ---------------  ---------------
Net Loss                                            $      (399,368) $       (57,183) $    (3,712,008) $   (13,650,588)
                                                    ===============  ===============  ===============  ===============
Loss per Common Share                               $         (0.05) $         (0.01) $         (0.69) $         (2.44)

                                                    ===============  ===============  ===============  ===============
Weighted Average Shares Outstanding                       7,827,225        6,071,225        5,363,250        5,435,701
                                                    ===============  ===============  ===============  ===============

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF STOCKHOLDERS'
                       EQUITY For the Years ended DECEMBER
                             31, 1998, 1999 and 2000


                                                                                                    Deficit
                                                            Common Stock            Additional       From
                                                    ----------------------------     Paid-in       Inception
                                                       Shares           Amount       Capital        To Date         Total
                                                    -------------  -------------  -------------  -------------  -------------

Balance at year end December 31, 1997                  33,441,373  $      33,441  $   8,694,904  $  (9,482,027) $    (753,682)

Issuance of shares in conversion of debt                1,036,064          1,036        260,882                       261,918

February 2, 1998, adjustment of shares to
   effect a one-for-ten reverse split                 (31,029,693)          --             --                            --

Issuance of shares for a commitment to a
   financing agreement                                  1,580,278         15,803      4,984,197                     5,000,000

Issuance of shares for fees and services                  117,500          1,175        324,809                       325,984

Issuance of shares for cash                             1,058,000         10,580      3,163,418                     3,173,998

Net reversal of Reeivable due from related

   parties reflecting the sale of stock Rule 16(b)                                      (17,197)                      (17,197)

Shares returned to Treasury - legal settlement           (270,200)        (2,702)          --                          (2,702)

Issuance of shares for legal settlement                    55,390            554         59,799                        60,353

Inventory contributed                                                                    18,000                        18,000

Reserve for promissory note receivable                                               (4,684,198)                   (4,684,198)

Net (loss) for the Year ended
   December 31, 1998
                                                             --             --             --       (3,712,010)    (3,712,010)
                                                    -------------  -------------  -------------  -------------  -------------
Balance at year end December 31, 1998                   5,988,712  $      59,887  $  12,804,614  $ (13,194,037) $    (329,536)

Issuance of Shares for fees and services                  165,025          1,650         15,226           --           16,876

Reduction of Note receivable
                                                             --             --           22,000           --           22,000
Net (loss) for the year ended
   December 31, 1999
                                                             --             --             --          (57,183)       (57,183)
                                                    -------------  -------------  -------------  -------------  -------------
Balance at year end December 31, 1999                   6,153,737  $      61,537  $  12,841,840  $ (13,251,220) $    (347,843)

Issuance of Shares for cash

   and services                                         3,346,975          3,347        198,974           --          202,321

Net (loss) for the year ended
   December 31, 2000
                                                             --            --             --              --             --
                                                    -------------  -------------  -------------  -------------  -------------
Balance at year end December 31, 2000                   9,500,712  $      64,884  $  13,040,814  $ (13,251,220) $    (145,522)
                                                    =============  =============  =============  =============  =============

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                    Year ended                                      1/13/87
                                                                    December 31                   (Inception)
                                                    -------------------------------------------       to
                                                        2000            1999           1998         12/31/00
                                                      (Audited)      (Audited)      (Audited)     (Unaudited)
                                                    -------------  -------------  -------------  -------------
Net Loss                                            $    (399,368) $     (57,183) $  (3,712,008) $ (14,619,489)
                                                    -------------  -------------  -------------  -------------

Adjustments to Reconcile Net Loss to
 Net Cash Provided by (Used in)
 Operating Activities:

 Book value of assets sold                                   --             --             --            6,483
 Loss on disposition of securities or assets                 --            9,838      1,012,199      1,022,037
 Forgiveness of debt                                         --          (79,057)      (968,901)    (1,047,958)
 Depreciation and amortization                               --             --          118,830        285,928
 Amortization of Debt Issuance cost                                         --          156,250        625,000
 Issuance of stock for director's fees
   and employment services                                 25,000           --           40,100      1,314,875
 Issuance of stock for consulting & legal fees             35,821           --          283,181        319,002
 Issuance of stock for Property Rights                       --             --             --            2,000
 Issuance of stock in legal settlement                     70,000           --           60,354        926,208
 Discount on Convertible Debentures                          --             --             --        1,750,000
 Interest Expense converted to Stock                         --             --           11,917         98,795

 (Increase) decrease in assets:
  Prepaid expenses                                           --           37,173           --           37,173
  Deposits/Retainers                                         --            1,210          7,112        (37,474)
  Other Assets                                               --           31,297        (13,297)        18,000
  Increase (decrease) in liabilities:
  Accounts payable                                        (51,848)        77,951        345,830        376,960
  Accrued expenses                                         23,763        (63,662)       (89,373)        15,147
  Due to/from related parties                                --             --          514,040        310,300
                                                    -------------  -------------  -------------  -------------
          Total Adjustments                               102,736         14,750      1,478,242      6,022,476
                                                    -------------  -------------  -------------  -------------
Net Cash (Used) by Operating Activities             $    (296,632) $     (42,433) $  (2,233,768) $  (8,597,013)
                                                    -------------  -------------  -------------  -------------

Cash Flows from Investing Activities:
 Cash from sale (purchase) of equipment                      --             --             --          (78,114)
 Cash from sale (purchase) of Intellectual Rights            --             --             --         (150,000)
 Capitalized organization costs                              --             --             --         (150,924)
                                                    -------------  -------------  -------------  -------------
  Net Cash Used in Investing Activities                      --             --             --         (379,038)
                                                    -------------  -------------  -------------  -------------
Cash Flows from Financing Activities:
 Proceeds from issuance of capital stock,
  net of offering costs                                    71,500         38,876      3,173,999      4,656,321
 Proceeds from debt converted to capital stock               --             --             --          250,000
 Proceeds from debt                                       223,600           --             --          662,339
 Proceeds from debentures, net of costs                      --             --             --        5,343,901
 Principal payments on debt                                  --           (8,263)    (1,800,000)    (1,936,432)
                                                    -------------  -------------  -------------  -------------
  Net Cash Provided by Financing Activities               295,100         30,613      1,373,999      8,976,129
                                                    -------------  -------------  -------------  -------------
Net Increase (Decrease) in Cash                            (1,532)       (11,820)      (859,769)            78

Cash at beginning of period                                 1,610         13,430        873,199           --
                                                    -------------  -------------  -------------  -------------

Cash at end of period                               $          78  $       1,610  $      13,430  $          78
                                                    =============  =============  =============  =============

                            HARVARD SCIENTIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO THE FINANCIAL STATEMENTS Based
       on Audited Financial Statements at December 31, 2000, 1998 and 1999


NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION

Nature of Business:
The company shifted from an exclusive biopharmaceutical drug development company to an Entertainment Conglomerate. The Company will eventually further develop its biopharmaceutical products under a separate name and company, to be determined at a later date. The focus of the Company's activity over the next twelve months will be to further develop, produce and distribute the existing projects in the Company's recently acquired wholly owned subsidiaries. The Company and its new management are currently in the process of securing sufficient capital to satisfy all of the company's outstanding debts. This capital may come in the form of a loan, selling off of assets of the newly acquired subsidiaries or a personal loan from the officers and directors (See note 11).

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

During 1996, the Company expensed the unamortized cost of acquiring technology relating to the development of an HIV home test kit. The Company, which originally acquired the rights in exchange for 33,500 shares of common stock, ceased product development in connection with a settlement, accrued in 1995.

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
                                         =================    =================

NOTE 6- NOTES PAYABLE

At December 31, 2000, Notes payable consists of the following:

                 Note Holder                        Amount
                 -----------                        ------
                 Snell                            $     500
                 Hidden Splendor                     25,000
                 Medhat Gorgy                        65,000
                 Pyramid Laboratories               133,100
                                                  ---------

                   Total                          $ 223,600
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

NOTE 8 - INCOME TAXES

The Company has federal net operating loss carry forwards for financial statement purposes of approximately $14,000,000 at December 31, 2000, which will be used to offset future earnings of the Company. The loss carry forwards will expire during the years ending 2002 through 2013 if not used.

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

ITEM NO. 2. Management's Discussion and Analysis or Plan of Operation

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Some of the discussion contained in this Item 6 and elsewhere in this form 10QSB is "forward looking", as that term is identified in, or contemplated by, Section 27A of the Securities Act and Section 21E of the Exchange Act. Accordingly, actual results may materially differ from projections or other indications of future results. Information concerning factors that could cause actual results to differ materially from any projection or other indications of future results is available in this item 6, elsewhere in this Form 10Q-SB and in the filings that the company has made or may make with the Securities and Exchange Commission in connection to the Company's shareholders or in news releases by the Company.

OVERVIEW:

The Company entered into a termination agreement with principals of Four Starz Productions, Inc., Gladiator Films, Inc., La Playa Studios, Inc. and Four Starz Holdings, Inc. as outlined in the 8K as filed by the Company on June 8, 2001. In addition the Company entered into an Exchange Agreement with the principals of Ragin Cajun International Cafe, Inc., Hollywood Production Partners, Inc. and The Hollywood Cinema Renovation Project, Inc. The agreement called for the company to acquire one hundred per cent of the issued and outstanding stock of Ragin Cajun International, Inc., The Hollywood production partners, Inc. and fifty one percent of The Hollywood Cinema Renovation project in exchange for 45,000,000 shares of the outstanding stock of Harvard Scientific Corporation, as delineated in the Form 8K filed by the company on June 8, 2001. The Company may eventually further develop its biopharmaceutical products under a separate name and company, to be determined at a later date. The focus of the Company's activity over the next twelve months will be to attempt to further develop, produce and distribute the existing projects in the Company's recently acquired subsidiaries. The Company and its new management are currently in the process of discharging the Company's outstanding debts, and are actively negotiating with its debt holders to this end. At the time of this filing the Company has paid down more than $200,000 of the outstanding debt of the Company through paid in capital by management. The Company may use cash or Company securities to further discharge the debt and to the extent funds are required may seek loans or stock purchases by third parties, the sale of assets of the newly acquired subsidiaries or personal loans from the officers and directors of the Company.

The Board of Directors of the Company consists of three members and may be increased to seven members. The current Board of Directors will seek qualified individuals with solid experience in the entertainment industry to complete the Board of Directors.

Hollywood Production Partners, Inc. is now a wholly owned subsidiary of the Company. Daniel De Liege, a director and President of the Company, is the President of Hollywood production Partners, Inc. Hollywood Production Partners, Inc. is a producer and funder of feature length motion pictures.

Ragin Cajun International Cafe, Inc. is now a wholly subsidiary of the Company. Ragin Cajun International Cafe, Inc. is a Cajun themed restaurant on Ft. Lauderdale Beach Florida and has been in operation since December 2000. The restaurant is at the corner of Sunrise Lane and NE 9th Avenue and encompasses three floors. The restaurant seats 210, has a full liquor licenses and a rooftop bar overlooking the Atlantic Ocean. It is the intention of the management of the Company to further develop the Cajun themed restaurant by opening additional locations in select cities in the United States. The Company is currently negotiating a lease for the second restaurant in Murray, Kentucky. It is the intention of management to open the second restaurant before the end of 2001. Management intends to continue opening restaurants and possible begin a franchise program in the near future. Funding for the second restaurant will come from the Officers and Directors of the Company. The Company will seek outside funds to further develop the Cajun restaurant theme.

The Hollywood Cinema Renovation Project, Inc. is owned fifty one per cent by the Company. The Hollywood Cinema Renovation Project, Inc. is a 20,000 + square foot 1950's cinema located on Young Circle in Hollywood, Florida. The property includes two retail spaces of approximately 3,500 square feet each. One of the retail spaces has a convenience store tenant under long-term lease. The cinema and unoccupied retail space are undeveloped at the time of this filing. It is the intention of the management of the Company to develop the 1200 seat cinema into a live performance theater complete with audio and video broadcast, mastering and recording capabilities. The management further intends to include a full service restaurant and full liquor bar on the property to serve the theater. The property has a current appraisal value of 1.7 million and an existing mortgage of $918,000. The property will require 4 million dollars to completely develop, pay off the existing mortgage and provide operating capital. Management is seeking funding from institutional and private investors and guarantee can be given as to the success of obtaining required funds.


Liquidity and Capital Resources:

A Company officer and major shareholder has paid in more than $200,000 since June 8, 2001 to reduce the Company's outstanding debt and provide working capital. The Company is currently seeking additional financing through loans, paid in capital or the sale of company assets.

Results of Operations:

During the period ending June 30, 2000, the Company had no net sales, and, accordingly, had no cost of sales. During that time, the Company has shifted its focus from strictly biopharmaceuticals to entertainment. The company has begun to seek a licensor or purchaser for its medical products.

The Company's total current liabilities for the quarter ending June 30, 2001 are $345,268

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

                            HARVARD SCIENTIFIC CORP.

Name                        Title
Date

/s/ Daniel De Liege         President, and Chief Financial Officer
--------------------
    Daniel De Liege
    June 30, 2001