Form 10QSB
period 2001-09-30
HARVARD SCIENTIFIC CORP
filed 2001-12-14
CIK 1006598

Harvard Scientific Corporation and Subsidiaries




Balance Sheet




September 30, 2001














ASSETS









CURRENT ASSETS




 Cash

 $
(47,730.82)


 Inventory


1,310.39


 Employee Advances


400.00


 Total Current Assets


 $
(46,020.43
)






 FIXED ASSETS




 Furniture & Fixtures


16,001.09


 Leasehold Improvements


21,400.00


 Total Fixed Assets



37,401.09






 OTHER ASSETS




 Capital Investment


22,205.00


 Deposits


815.00


 Total Other Assets



23,020.00






 Total Assets


 $
14,400.66











 LIABILITIES & EQUITY









 CURRENT LIABILITIES




 Accounts Payable

 $
160,077.15


 Payroll Liabilities


21,597.60


Credit Card Payable


723.17


 Total Current Liabilities



$182,397.
92






 LONG-TERM LIABILITIES




Loan to Shareholder

4,326.49


Note Payable-Pyramid Labs


133,100.00


Loan Payable


500.00


Loan Payable - GPA


42,225.00


Loan Payable - Ideas


94,058.00


 Total Long-Term Liabilities



274,209.4
9






 EQUITY




Common Stock


158,974.37


Paid-In-Capital


13,302,684.
65


Retained Earnings


(13,689,788.
45)


Net Loss (Jan '01 - Jun '01)


(179,498.52)


Net Loss (Jul '01 - Sep '01)


(34,578.80)


Total Equity



(442,206.7
5)






 Total Liabilities & Equity


 $
14,400.66






Harvard Scientific Corporation and Subsidiaries






Statement of Income






For the Three Months Ended July 01, 2001 through September 30,
2001



























REVENUES






Sales





 $ 31,136.25














COST OF GOOD
SOLD






Beverages




 $7,911.95

Restaurant Supplies




   2,323.32

Food




   4,931.10








Total Cost of Goods Sold





    15,166.37







Gross Profit





    15,969.88














EXPENSES






Automobile




         5.00

Bank Service Charges




   2,013.33

Cash Discounts




      650.00

Equipment Rental




      511.59

Insurance




   1,957.62

Interest Expense




       84.24

Office Expense




   1,459.68

Miscellaneous




   2,328.00

Music & Entertainment




   3,471.58

Printing & Reproduction




      190.00

Rent




      300.00

Repairs & Maintenance




   2,085.66

Telephone




      500.00

Travel & Entertainment




      533.62

Utilities




   6,863.43

Office Supplies




      137.94

Salaries & Wages




 25,883.93

Payroll Taxes




   1,573.06








Total Expense





    50,548.68







Net Loss





 $(34,578.80)







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

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:


                                            (Audited)
(Audited)
                                         December 31, 2000
December
31, 1998
                                         -----------------    ----
-----
--------
Interest on notes and debentures         $          23,763    $
-0-
Accrued payroll & payroll taxes                        -0-
63,662
                                         -----------------    ----
-----
--------

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

OVERVIEW:

The Company  entered into a termination  agreement with principals of
Four Starz
Productions,  Inc., Gladiator Films, Inc., La Playa Studios, Inc.
and
Four Starz
Holdings, Inc. as outlined in the 8K as filed by the Company on
June 8,
2001. In
addition the Company  entered into an Exchange  Agreement with the principals of
Ragin Cajun International Cafe, Inc., Hollywood  Production
Partners,
Inc. and
The Hollywood  Cinema  Renovation  Project,  Inc. The  agreement called for the
company to acquire one hundred per cent of the issued and
outstanding
stock of
Ragin Cajun International,  Inc., The Hollywood  production
partners,
Inc. and
fifty one percent of The  Hollywood  Cinema  Renovation  project in
exchange for
45,000,000 shares of the outstanding stock of Harvard Scientific
Corporation, as
delineated in the Form 8K filed by the company on June 8, 2001.
The
Company may
eventually further develop its biopharmaceutical  products under a separate name
and  company,  to be  determined  at a later  date.  The focus of the
Company's
activity  over the next  twelve  months  will be to attempt to further
develop,
produce and distribute the existing projects in the Company's recently
acquired
subsidiaries. The Company and its new management are currently in the
process of
discharging the Company's  outstanding debts, and are actively negotiating with
its debt  holders to this end.  At the time of this  filing the
Company
has paid
down more than $200,000 of the  outstanding  debt of the Company through paid in
capital by management. The Company may use cash or Company
securities
to further
discharge  the debt and to the extent funds are required may seek loans
or stock
purchases  by  third  parties,   the  sale  of  assets  of  the
newly
acquired
subsidiaries or personal loans from the officers and directors of the
Company.
Included in this quarterly report are operating results for Ragin
Cajun
International, Inc.

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

Results of Operations:

During the period ending September 30, 2001, the Company had sales of $31,136.25. During that time, the Company has shifted its focus from strictly biopharmaceuticals to entertainment. The company has begun to seek a licensor or purchaser for its medical products.

The Company's total current liabilities for the quarter ending
September 30, 2001 are $182,397.92.

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

                            HARVARD SCIENTIFIC CORP.

Name                        Title
Date

/s/ H. N. Higginbotham      Treasurer
- --------------------
    H. N. Higginbotham
    September 30, 2001