Form 10QSB/A
period 2001-09-30
HARVARD SCIENTIFIC CORP
filed 2001-12-19
CIK 1006598

Harvard Scientific Corporation and Subsidiaries
Balance Sheet
September 30, 2001




ASSETS
CURRENT ASSETS



 Cash  $     (47,730.82)

 Inventory           1,310.39

 Employee Advances              400.00

 Total Current Assets  $ (46,020.43)




 FIXED ASSETS



 Furniture & Fixtures          16,001.09

 Leasehold Improvements        21,400.00

 Total Fixed Assets      37,401.09




 OTHER ASSETS



 Capital Investment          22,205.00

 Deposits              815.00

 Total Other Assets      23,020.00




 Total Assets  $  14,400.66









LIABILITIES & EQUITY
 CURRENT LIABILITIES



 Accounts Payable  $    160,077.15

 Payroll Liabilities          21,597.60

Credit Card Payable             723.17

 Total Current Liabilities  $182,397.92




 LONG-TERM LIABILITIES



Loan to Shareholder      $4,326.49

Note Payable-Pyramid Labs       133,100.00

Loan Payable             500.00

Loan Payable - GPA         42,225.00

Loan Payable - Ideas         94,058.00

 Total Long-Term Liabilities    274,209.49




 EQUITY



Common Stock       158,974.37

Paid-In-Capital  13,302,684.65

Retained Earnings (13,689,788.45)

Net Loss (Jan '01 - Jun '01)      (179,498.52)

Net Loss (Jul '01 - Sep '01)        (34,578.80)

Total Equity  (442,206.75)








Total Liabilities & Equity  $  14,400.66


See Compilation Report

Harvard Scientific Corporation and Subsidiaries
Statement of Income
For the Three Months Ended July 01, 2001 through September 30, 2001
























REVENUES







Sales      $31,136.25

















COST OF GOOD SOLD





Beverages    $7,911.95


Restaurant Supplies    2,323.32


Food                    4,931.10










Total Cost of Goods sold         15,166.37









Gross Profit        15,969.88

















EXPENSES







Automobile     5.00


Bank Charges   2,013.33


Cash Discounts   650.00


Equipment
Rental           511.59


Insurance         1,957.62


Interest Expense     84.24


Office Expense     1,459.68


Miscellaneous      2,328.00


Music &
Entertainment      3,471.58


Printing &
Reproduction         190.00


Rent                 300.00


Repairs &
Maintenance        2,085.66


Telephone            500.00


Travel &
Entertainment        533.62









Utilities          6,863.43


Office Supplies      137.94


Salaries &
Wages             25,883.93


Payroll Taxes      1,573.06










Total Expense      50,548.68









Net Loss         $(34,578.80)









See Compilation Report

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

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:


                                            (Audited)
(Audited)
                                         December 31, 2000    December
31, 1998
                                         -----------------    ---------
--------
Interest on notes and debentures         $          23,763    $
-0-
Accrued payroll & payroll taxes                        -0-
63,662
                                         -----------------    ---------
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



-----END PRIVACY-ENHANCED MESSAGE-----